Form 10QSB
period 1995-07-31
SEVEN J STOCK FARM INC
filed 1995-09-18
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1995

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from        to

          Commission file number 0-1394



                            SEVEN J STOCK FARM, INC.

          (Name of small business issuer as specified in its charter)


                Texas                                  74-1110910
                -----                                  ----------
     (State of incorporation)              (I.R.S. Employer Identification No.)


               808 Travis Street, Suite 1453, Houston, TX  77002
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 228-8900
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 5, 1995 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                          FORM 10-QSB - JULY 31, 1995
                                     INDEX




                                                                      PAGE
                                                                       NO.
                                                                    --------

PART I     FINANCIAL INFORMATION:

  Item 1.  Financial statements:
             Condensed consolidated statements of income -
              three months and nine months ended
              July 31, 1995 and 1994 (unaudited)                        3

             Condensed consolidated balance sheet -
              July 31, 1995 (unaudited)                                 4

             Condensed consolidated statements of cash flows -
              nine months ended July 31, 1995 and 1994
              (unaudited)                                             5 - 6

           Notes to the condensed consolidated financial
            statements                                                  7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II    OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                             10

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                         FOR THE THREE        FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                            JULY 31,             JULY 31,
                                       -----------------    -----------------
                                         1995      1994       1995      1994
                                       -------   -------    -------   -------

REVENUES:
  Pipeline operations                  $    45   $    39    $   135   $   127
  Oil and gas royalties - net of
   excise taxes                             26        34         84        89
  Farm produce sales                         1        11          2        26
  Pasture and ranch lease rentals           29        30         89        91
                                        ------    ------     ------    ------
     Total revenues                    $   101   $   114    $   310   $   333
                                        ------    ------     ------    ------

COSTS AND EXPENSES:
  Operating expenses                   $    22   $    16    $    52   $    49
  Administrative and general
   expenses                                 29        26        108        86
  Depreciation                              16        22         48        47
  Other (income) - net                      (6)       (5)       (17)      (16)
  Other costs and expenses                   8         8         36        35
                                        ------    ------     ------    ------
     Total costs and expenses          $    69   $    67    $   227   $   201
                                        ------    ------     ------    ------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                 $    32   $    47    $    83   $   132
  Provision for income taxes (Note 2)        6        11         14        25
                                        ------    ------     ------    ------

NET INCOME                             $    26   $    36    $    69   $   107
                                        ======    ======     ======    ======

NET INCOME PER SHARE (1,451,000
 weighted - average shares
 outstanding)                          $   .02   $   .02    $   .05   $   .07
                                        ======    ======     ======    ======

DIVIDENDS PER SHARE                       None      None       None      None



          The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JULY 31, 1995
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                   JULY 31,
             ASSETS                                                  1995
                                                                 ------------

CURRENT ASSETS:
  Cash and cash equivalents                                      $        114
  Certificates of deposit                                                 225
  Accounts receivable                                                      76
  Inventories - growing crops - at market                                  43
  Other                                                                    22
                                                                  -----------
     Total current assets                                        $        480

PROPERTY AND EQUIPMENT - net                                            1,112

OTHER ASSETS                                                                8
                                                                  -----------

      TOTAL                                                      $      1,600
                                                                  ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $         68
  Accrued taxes - other than taxes on income                               18
                                                                  -----------
     Total current liabilities                                   $         86
                                                                  -----------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         57
  Unearned lease income                                                     9
                                                                  -----------
     Total other liabilities and credits                         $         66
                                                                  -----------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Deficit                                                                  (3)
                                                                  -----------
     Total shareholders' equity                                  $      1,448
                                                                  -----------

      TOTAL                                                      $      1,600
                                                                  ===========

          The notes to the condensed consolidated financial statements are an integral part of this statement.
                                      -4-


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                            JULY 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                      $         69   $        107
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                            48             47
    Deferred income taxes                                   (2)             2
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                    4           (233)
      Inventories                                           (2)           (20)
      Other current assets                                   6            (18)
    Increase (decrease) in liabilities:
      Accounts payable and other                           (37)           236
      Accrued income taxes                                  -             (19)
      Accrued taxes - other than taxes
       on income                                            (9)           (11)
      Unearned lease income                                 -             (17)
                                                   -----------    -----------
     Net cash provided by operating
      activities                                  $         77   $         74
                                                   -----------    -----------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



(CONTINUED)
                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                            JULY 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from redemption of
   certificates of deposit                        $         75   $        150
  Purchase of certificates of deposit                     (225)           (25)
  Expenditures for property and equipment                 (114)          (239)
                                                   -----------    -----------
     Net cash used in investing activities        $       (264)  $       (114)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      $       (187)  $        (40)

CASH AND CASH EQUIVALENTS - beginning of period            301             86
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - end of period         $        114   $         46
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                      $         -    $         -
                                                   ===========    ===========

    Income taxes                                  $         20   $         66
                                                  ============    ===========











          The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

  The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of Seven J Stock Farm, Inc. (the "Company") and its wholly owned subsidiary, Madison Pipe Line Company.

  The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Shareholders.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1995 and the results of its operations and its cash flows for the periods ended July 31, 1995 and 1994. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first nine months of fiscal year 1995 was 16.9%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 18.9%. The Company's effective tax rate for the year ended October 31, 1994 was 15.8%.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                             Results of Operations

  Pipeline Operations - Revenue for the nine months ended July 31, 1995 increased $8,000 or 6.3% as compared to the nine months ended July 31, 1994. The increase in revenue is the result of a slight increase in natural gas transmitted through the system.

  Net Oil and Gas Royalties - Revenue for the nine months ended July 31, 1995 decreased $5,000 or 5.6% as compared to the nine months ended July 31, 1994. The decrease in revenue is due to a decline in oil production.

  Farm Produce Sales - Revenue for the nine months ended July 31, 1995 decreased $24,000 or 92.3% as compared to the nine months ended July 31, 1994. The decrease is due to a decrease in USDA subsidy payments received.

  Operating Expenses - Expenses for the nine months ended July 31, 1995 increased $3,000 or 6.1% as compared to the nine months ended July 31, 1994. This increase is due to additional repairs and maintenance.

  Administrative and General Expenses - Expenses for the nine months ended July 31, 1995 increased $22,000 or 25.6% as compared to the nine months ended July 31, 1994. This increase is due to an increase in salary expense and consulting fees. These expenses increased primarily as a result of increased use of contract office personnel to perform accounting and management functions.

  Provision for Income Taxes - Provision for income taxes for the nine months ended July 31, 1995 decreased $6,000 or 42.9% compared to the nine months ended July 31, 1994. This is due to a decrease in income.


                        Liquidity and Capital Resources

  The Company generated $77,000 of net cash flow from operating activities for the nine months ended July 31, 1995. During the 1994 fiscal year the Company expended $119,000 for construction of ranch fences, bridges, and barns and $134,000 to plant 2,500 pecan trees and install an irrigation system. The Company expended and additional $98,000 on the pecan grove during the nine months ended July 31, 1995. Management anticipates that the pecan grove will not be commercially productive until the year 2000. The Company anticipates that adequate working capital will be provided by operations. The Company has invested a portion of its cash funds in certificates of deposit with maturities of one year or less.

                          PART II.   OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (A)    Annual meeting of shareholders was held March 15, 1995.

  (B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected as follows:

         1.  W. A. Anderson, Jr.
         2.  Charles L. Kuehn, Jr.
         3.  John R. Parten
         4.  R. F. Pratka

  (C) Shareholders approved the appointment of the firm Mattison and Riquelmy as the Company's Independent Auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1995.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 8, 1995                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)