Form 10QSB/A
period 1995-07-31
SEVEN J STOCK FARM INC
filed 1995-10-18
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            FORM 10-QSB AMENDMENT #1

            The purpose of this amendment is to attach the Financial
                            Data Schedule Exhibit #27

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

  (A)    Exhibit #27 atttached

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1995.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  October 17, 1995                           SEVEN J STOCK FARM, INC.
                                                        (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)