Form 10KSB
period 1995-10-31
SEVEN J STOCK FARM INC
filed 1996-01-26
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
  For the fiscal year ended October 31, 1995
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  For the transition period from        to
  Commission file number 0-1394

                            SEVEN J STOCK FARM, INC.
                            ------------------------
          (Name of small business issuer as specified in its charter)

                Texas                                  74-1110910
                -----                                  ----------
     (State of incorporation)              (I.R.S. Employer Identification No.)

808 Travis Street, Suite 1453, Houston, TX                77002
------------------------------------------                -----
(Address of principal executive offices)                (Zip Code)
Issuer's telephone number (713) 228-8900

Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $1.00 a share
                     -------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 1995 were $686,000.

The aggregate market value of common stock held by non-affiliates on January 4, 1996 was $1,382,000.

As of January 4, 1996 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 1995 are incorporated by reference into Part III.




                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

Introduction
------------

     Seven J Stock Farm, Inc. was incorporated in Texas in 1948. The principal operations of Seven J Stock Farm, Inc. and Subsidiary (the "Company") consist of producing and selling field crops, leasing pastures, and gathering and transportation of natural gas through pipelines. In addition, the Company receives oil and gas royalties for minerals underlying the land owned in fee.

     As disclosed in the following discussion, the Company receives a material amount of its income from transactions with major customers, including related parties.

Agricultural and Ranch Leases
-----------------------------

     The Company's leased land is as follows:

                                                         PERCENT OF
                                                       TOTAL COMPANY
         LAND LEASED TO            AREA LEASED              LAND
     -----------------------      -------------        -------------

     Unrelated parties:
       Agricultural leases          2,612 acres              23.4  %
       Ranch lease                  1,200 acres              10.8

     Related party:
       Ranch lease - Estate
        of J. R. Parten (a
        shareholder of the
        Company)                    6,972 acres              62.6  %

     In accordance with the terms of the agricultural leases, the Company is entitled to 25% of the cotton production and 30% of the milo or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production.

     In accordance with the ranch leases encompassing 8,172 acres or 73% of Company land, the annual rent, payable monthly, is $16 per net acre (7,442 aggregate net acres). The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party is for a term of five years ending July 31, 1998 with an option to renew for an additional five year term. The ranch lease with the Estate of J. R. Parten, a related party, was renewed on October 31, 1994 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.







     For the two fiscal years ended October 31, 1995 and 1994, revenue generated from the leasing activities represented 56% and 51%, respectively, of the Company's total revenue.

Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a gas gathering system and wholly-owned subsidiary, commenced operating its natural gas pipelines. For both fiscal years ended October 31, 1995 and 1994, pipeline income represented 29% of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various gas purchasers' pipelines. Currently, the subsidiary is servicing six wells which are operated by Parten Operating, Inc. which is owned by the Estate of J. R. Parten.

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to fourteen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 1995 and 1994, net royalty income represented 16% and 21%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 1995 and 1994 are summarized as follows:

                                                         FISCAL YEAR ENDED
                                                            OCTOBER 31,
                                                      -----------------------
                                                         1995         1994
                                                      ----------   ----------
                                                          (in thousands)
     Ranch lease - Estate of J. R. Parten -
      related party                                   $      100   $      102
     Agricultural leases - Caney Valley Cotton Co.           257          107
     Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by Estate of J. R. Parten -
      related party                                          150          153
                                                       ---------    ---------

     Total revenues - major customers                 $      507   $      362
                                                       =========    =========

     Percentage to total revenues - all
      customers                                               74%          60%
                                                       =========    =========






Employees
---------

     The Company presently employs two full time ranch employees and eight part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with these individuals to be satisfactory. The Company has not experienced serious difficulty in engaging qualified employees.

General
-------

     The Company does not hold any patents, trademarks, licenses, franchises or concessions which might be deemed important to the Company or to any of its segments. The Company does not have backlog orders or contractual commitments. The Company has not expended a material amount of funds in research activities. The Company anticipates no material effects on its business concerning compliance with federal, state and local provisions which have been enacted or adopted concerning environmental matters.

     The Company operates in the United States and does not have foreign operations or export sales.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owns in fee approximately 11,140 acres of land in Houston County, Texas, adjoining the Trinity River and located about 100 miles north of Houston, Texas. Of this land, approximately 35% is native pasture, approximately 36% is improved pasture consisting of coastal bermuda and bahia grasses, approximately 23% is cropland cultivated in cotton, milo and corn, and approximately 6% is wooded pasture or wasteland. Improvements include approximately twenty miles of roads, approximately eighty four miles of perimeter and cross fencing, nine water wells, a levee approximately ten miles long with pumping units, five single family residences, three buildings, seven barns or warehouses, two sheds, four corrals, and one stable/tack room. Oil and gas royalties are received from oil and gas companies. Fourteen oil and gas wells are producing on the Company's land and eight wells are shut-in.
The lessees of the minerals underlying Company land are related parties.

     Madison Pipe Line Co. property consists of three pipelines currently servicing six gas wells located adjacent to Seven J Stock Farm, Inc. properties.


ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None








                                    PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted bid prices of the common shares for the fiscal years ended October 31, 1995 and 1994 are as follows:

                                                        QUOTED BID
                                                          PRICE
                                                 -------------------------
     QUARTER                                       1995             1994
     -------                                     --------         --------

     First                                       $   3.50         $   3.00
     Second                                          3.50             3.25
     Third                                           3.50             3.50
     Fourth                                          3.50             3.50

     The above quoted bid prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 4, 1996, the Company had approximately 866 shareholders.

     The Company has paid no cash dividends on its common stock since inception. Any payment of cash dividends in the future will depend upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the indicated prior period:

                                                  PERIOD-TO-PERIOD INCREASE
                                                 (DECREASE) FOR FISCAL YEARS
                                                 ---------------------------
                                                    1995             1994
                                                  COMPARED         COMPARED
                                                  TO 1994          TO 1993
                                                 ----------       ----------
     REVENUES:
       Pipeline operations                           13.9 %             .6 %
       Net oil and gas royalties                    (13.7)           (15.1)
       Farm produce sales                            44.5             75.0
       Ranch lease rentals                           (1.7)            (2.4)
         Total revenues                              14.3              9.9






                                                  PERIOD-TO-PERIOD INCREASE
                                                 (DECREASE) FOR FISCAL YEARS
                                                 ---------------------------
                                                    1995             1994
                                                  COMPARED         COMPARED
                                                  TO 1994          TO 1993
                                                 ----------       ----------
     COSTS AND EXPENSES:
       Operating expenses                            33.3              2.7
       General and administrative expenses            3.9             18.3
       Depreciation and amortization                  6.5             26.5
       Interest expense                                -            (100.0)
       Other (income) expense - net                 (20.0)           100.0
       Taxes - other than income taxes               15.5              4.7
         Total costs and expenses                    19.2              7.5

     INCOME BEFORE PROVISION FOR INCOME TAXES         5.6             14.4

       Provision for income taxes                    91.2 %          (12.8)%


     The following is a discussion of material changes in the results of operations of the Company.

                    COMPARISON OF FISCAL YEARS 1995 AND 1994
                    ----------------------------------------

REVENUES
--------

     Pipeline Operations - Pipeline gathering revenue for fiscal year 1995 increased 13.9% when compared to fiscal year 1994. Gathering fees are adjusted for differences between quantities of natural gas gathered and quantities of natural gas sold. For 1995, the gathering fees increased by $52,000 because of these differences. The above increase was partially offset by a 17% decrease in quantities (million british thermal units - mmbtu) of natural gas volumes gathered and transmitted (1995 - 801,000 mmbtu; 1994 - 970,000 mmbtu).

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1995 declined 13.7% as compared to fiscal year 1994. A decrease of 21.5% in natural gas prices (average price per thousand cubic feet "MCF": 1995 - $1.75;
1994 - $2.23) was partially offset by a 17% increase in natural gas production (1995 - 15,679 MCF; 1994 - 13,414 MCF). An increase of 10% in oil and condensate prices (average price per barrel ("bbl"): 1995 - $16.81; 1994 - $15.31) was more than offset by a decrease of 24% in oil and condensate production (1995 - 5,007 bbls; 1994 - 6,585 bbls). The Company's undiscounted future revenues in proved developed oil and gas reserves is estimated to be approximately $551,000 at October 31, 1995.

     Farm Produce Sales - Farm produce sales for fiscal year 1995 increased substantially as compared to fiscal year 1994. Cotton production increased 89% over the prior year (1995 - 360,000 lbs.; 1994 - 190,000 lbs.). Cotton prices increased 22% over the prior year (1995 - $.72 per lb.; 1994 - $.59 per lb.). There was no milo or corn production in 1995. Amounts for 1994, were 702,000 lbs. and 286,000 lbs., respectively.






     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take five to seven years before the pecan grove is commercially productive. Estimated target yield is approximately 300,000 lbs. per year. During fiscal year 1995, there was no income from the pecan grove. Any income from the pecan grove before it becomes commercially productive will be used to reduce the basis of the pecan grove.

     In accordance with an agreement with a pecan picking company, the Company receives 30% of harvested pecans from approximately 100 mature pecan trees located on Company land. Pecan sales for the fiscal year 1995 of $5,000 increased 40% as compared to fiscal year 1994. A decrease in pecan production yield of 30% (1995 - 6,900 lbs.; 1994 - 9,000 lbs.) was offset by a price increase of 59% (1995 - $.70 per lb.; 1994 - $.44 per lb.).

     Ranch Lease Rentals - Ranch lease rentals slightly decreased for fiscal year 1995 as compared to fiscal year 1994. The area leased to the Estate of
J. R. Parten was reduced by the area of land used for the pecan grove.

Costs and Expenses
------------------

     Operating Expenses - Operating expenses increased 33.3% for fiscal year 1995 as compared to fiscal year 1994. Ranch lease expenses increased due to the hiring of two full time employees to maintain the ranch lands. Operating expenses of the agricultural leases for the fiscal year 1995 increased over fiscal year 1994 because of increased use of herbicides and fertilizer in connection with the cotton crop.

     General and Administrative Expenses - General and administrative expenses for the fiscal year 1995 increased 3.9% as compared to fiscal year 1994 due to increases in insurance and salaries.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1995 increased 6.5% as compared to fiscal year 1994. The increase is attributable to depreciation on additions.

     Other (Income) Expense - Net - Other (income) expense - net decreased slightly in fiscal year 1995 as compared to fiscal year 1994.

     Taxes - Other Than Income Taxes - Taxes - other than income taxes for fiscal year 1995 increased as compared to fiscal year 1994. Payroll taxes increased in fiscal 1995 due to the hiring of two new employees.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1995 increased as compared to fiscal year 1994. The increase in due to an increase in state income taxes and the reduction in the tax effect of the alternative minimum tax credit.

                    COMPARISON OF FISCAL YEARS 1994 AND 1993

Revenues
--------

     Pipeline Operations - Pipeline gathering revenues for fiscal year 1994 increased slightly when compared to fiscal year 1993. Quantities of natural gas volumes gathered increased 18% (1994 - 970,000 mmbtu; 1993 - 824,000 mmbtu); however, this increase was offset by a decrease in transportation income and a decrease in the effective rate of gathering fees earned. The Company no longer earns fees for transporting quantities of natural gas
(1994 - 0 MCF; 1993 - 145,000 MCF). Beginning in fiscal year 1994, gathering fees are adjusted for differences between quantities of natural gas gathered and quantities sold (1994 revenue reduction of $15,000).

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1994 decreased 15% as compared to fiscal year 1993. Net gas royalties for fiscal year 1994 increased 13% as compared to fiscal year 1993. An increase of 30% in natural gas production (1994 - 13,000 MCF; 1993 - 10,000 MCF) was partially offset by a 15% decline in natural gas prices (average price per MCF: 1994 - $2.23; 1993 - $2.61). Oil and condensate royalties decreased 21% as compared to fiscal year 1993. A decrease of 22% in oil and condensate prices (average price per barrel: 1994 - $15.31; 1993 - $19.69) was partially offset by an increase of 2% in oil and condensate production (1994 - 6,585 bbls;
1993 - 6,469 bbls). The Company's undiscounted future revenues in proved developed oil and gas reserves are estimated to be approximately $535,000 at October 31, 1994.

     Farm Produce Sales - Farm produce sales for fiscal year 1994 increased substantially as compared to fiscal year 1993. As a result of a June, 1993 flood followed by 123 days of drought, the fiscal year 1993 cotton and milo crops were destroyed. Milo production yield for the fiscal year 1994 substantially increased (1994 - 702,000 lbs.; 1993 - 180,000 lbs.). In addition, beginning in fiscal year 1994, the Company produced 286,000 lbs. of corn as an experimental alternative crop for cotton. Cotton production yield substantially increased (1994 - 371 bales; 1993 - 44 bales). The losses in production for fiscal year 1993 were partially mitigated by deficiency and disaster payments received from the U.S. Department of Agriculture under government subsidy payments.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take six to eight years before the pecan grove is commercially productive. Estimated target yield is approximately 300,000 lbs. per year.

     In accordance with an agreement with a pecan picking company, the Company receives 30% of harvested pecans from approximately 100 mature pecan trees located on Company land. Pecan sales for the fiscal year 1994 decreased 33% as compared to fiscal year 1993. An increase in pecan production yield of 80% (1994 - 9,000 lbs.; 1993 - 5,000 lbs.) was offset by a price decline of 64% (1994 - $.44 per lb.; 1993 - $1.21 per lb.).

     Ranch Lease Rentals - Ranch lease rentals decreased for fiscal year 1994 as compared to fiscal year 1993. The area leased to the Estate of J. R. Parten was reduced by the area of land used for the pecan grove. Projected revenues for fiscal year 1995 should decrease 1% as compared to fiscal year 1994.

Costs and Expenses
------------------

     Operating Expenses - Total operating expenses increased 3% for fiscal year 1994 as compared to fiscal year 1993. Farm operating expenses increased substantially and were offset by decreased pipeline operating expenses. Farm operating expenses increased because weather conditions for 1994 were favorable for producing crops, whereas, in fiscal year 1993, operations were subject to adverse conditions. Pipeline operating expenses decreased because a contract for services was cancelled. Administrative services were previously included in the contract described above. For fiscal year 1994, the administrative costs attributable to pipeline operations were performed by Company personnel and are classified as general and administrative expenses.

     General and Administrative Expenses - General and administrative expenses for the fiscal year 1994 increased 18% as compared to fiscal year 1993 primarily as a result of increased administrative costs attributable to pipeline operations. Salaries increased as a result of increased use of office personnel to perform the gas revenue accounting functions of the pipeline operations. The costs increased because services previously received under a pipeline operating contract, previously classified as operating expenses, are now performed by personnel of the Company. For the fiscal year 1994, these expenses are classified as general and administrative expenses.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1994 increased 27% as compared to fiscal year 1993. The increase is attributable to additions to ranch properties.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 1994 increased as compared to fiscal year 1993 due to a fiscal year 1994 gain on sale of equipment.

     Taxes - Other Than Income Taxes - Taxes - other than income taxes for fiscal year 1994 increased slightly as compared to fiscal year 1993. Increases in payroll and state franchise taxes were partially offset by a decrease in property taxes.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1994 decreased as compared to fiscal year 1993. An increase in the provision for income taxes attributable to increased income was offset by adjustments due to alternative minimum tax.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company generated $299,000 of net cash flow from operating activities for the fiscal year 1995. The Company expended $27,000 for construction of ranch fences and water wells, $23,000 for acquisition or ranch equipment and $137,000 to complete the installation of an irrigation system. Cash required for expenditures for property and equipment will be provided in part by redemption of short-term certificates of deposit. The Company anticipates that adequate working capital will be provided by operations.













ITEM 7.  FINANCIAL STATEMENTS



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.



     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1995 and 1994 and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


                                                 MATTISON AND RIQUELMY





January 5, 1996
Houston, Texas
















                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     --------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

               (in thousands except for share and per share data)
===============================================================================

                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                      $    487   $    301
  Certificates of deposit                                       -          75
  Accounts receivable - trade                                   71         50
  Accounts receivable - related parties (Note 7)                39         26
  Accounts receivable - other                                    1          4
  Inventories (Notes 1 and 4)                                    5         41
  Refundable income taxes                                       -          20
  Deferred income taxes (Note 8)                                19          7
  Other current assets                                           9          1
                                                           -------    -------
     Total current assets                                 $    631   $    525

PROPERTY AND EQUIPMENT - at cost, less accumulated
 depreciation of $1,696 in 1995 and $1,632 in 1994
 (Notes 1 and 2)                                             1,168      1,046

OTHER ASSETS                                                     8          8
                                                           -------    -------

       TOTAL                                              $  1,807   $  1,579
                                                           =======    =======





(CONTINUED)
















                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     --------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

               (in thousands except for share and per share data)
===============================================================================

  (CONTINUED)                                                 OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                $     78   $     26
  Accounts payable - related parties (Note 7)                   25         52
  Accrued taxes - other than income taxes                       27         27
  Accrued expenses - other                                      32         27
  Accrued income taxes payable                                  14         -
                                                           -------    -------
     Total current liabilities                            $    176   $    132
                                                           -------    -------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes (Note 8)                          $     81   $     59
  Unearned lease income (Note 3)                                 9          9
                                                           -------    -------
     Total other liabilities and credits                  $     90   $     68
                                                           -------    -------

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Retained earnings (deficit)                                   90        (72)
                                                           -------    -------
     Total shareholders' equity                           $  1,541   $  1,379
                                                           -------    -------

       TOTAL                                              $  1,807   $  1,579
                                                           =======    =======







          The accompanying notes to consolidated financial statements are an integral part of these statements.







                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    ---------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994

               (in thousands except for share and per share data)
===============================================================================

                                                           FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
REVENUES:
  Pipeline operations                                     $     21   $      9
  Pipeline operations - related parties (Note 7)               176        164
  Net oil and gas royalties (Note 9)                            80        112
  Net oil and gas royalties - related party
   (Notes 7 and 9)                                              27         12
  Farm produce sales (Note 4)                                  263        182
  Ranch lease rentals (Note 3)                                  19         19
  Ranch lease rentals - related party (Notes 3 and 7)          100        102
                                                           -------    -------
     Total revenues                                       $    686   $    600
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    191   $    138
  Operating expenses - related party (Note 7)                   13         15
  General and administrative expenses                           84         95
  General and administrative expenses - related party
   (Note 7)                                                     77         60
  Depreciation and amortization                                 66         62
  Other (income) expense - net                                  (8)        (8)
  Other (income) expense - net - related parties (Note 7)      (16)       (22)
  Taxes - other than income taxes                               48         41
  Taxes - other than income taxes - related parties
   (Note 7)                                                      4          4
                                                           -------    -------
     Total costs and expenses                             $    459   $    385
                                                           -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                  $    227   $    215
  Provision for income taxes (Note 8)                           65         34
                                                           -------    -------

NET INCOME                                                $    162   $    181
                                                           =======    =======
NET INCOME PER SHARE (1,451,000 weighted -
 average shares outstanding)                              $    .11   $    .12
                                                           =======    =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.




                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994

                                 (in thousands)
===============================================================================

                                 COMMON STOCK       RETAINED       TOTAL
                            ---------------------   EARNINGS    SHAREHOLDERS'
                              SHARES      AMOUNT    (DEFICIT)      EQUITY
                            ---------   ---------   ---------   -------------

Balance at
 October 31, 1993               1,451   $   1,451   $    (253)  $       1,198

Net income                         -           -          181             181
                             --------    --------    --------    ------------
Balance at
 October 31, 1994               1,451   $   1,451   $     (72)  $       1,379

Net income                         -           -          162             162
                             --------    --------    --------    ------------

Balance at
 October 31, 1995               1,451   $   1,451   $      90   $       1,541
                             ========    ========    ========    ============
























          The accompanying notes to consolidated financial statements are an integral part of these statements.






                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    ---------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
===============================================================================

                                                           FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    162   $    181
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                               66         62
    Deferred income taxes                                       10         (7)
    Gain on sale of equipment                                   -         (11)
    Unearned lease income                                       -         (53)
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Inventories                                               36        (34)
      Accounts receivable                                      (34)        33
      Refundable income taxes                                   20        (20)
      Other assets                                              (5)         6
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                     30         21
      Accrued income taxes payable                              14        (20)
                                                           -------    -------
        Net cash provided by operating activities         $    299   $    158
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (188)  $   (257)
  Proceeds from sale of equipment                               -          13
  Net redemptions of certificates of deposit                    75        301
                                                           -------    -------
        Net cash provided by (used in) investing
         activities                                       $   (113)  $     57
                                                           -------    -------




(CONTINUED)









                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    ---------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
===============================================================================

  (CONTINUED)                                              FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 $    186   $    215

CASH AND CASH EQUIVALENTS - beginning of year                  301         86
                                                           -------    -------

CASH AND CASH EQUIVALENTS - end of year                   $    487   $    301
                                                           =======    =======

SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid                                       $     28   $     81
                                                           =======    =======
























          The accompanying notes to consolidated financial statements are an integral part of these statements.






                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The financial statements reflect, on a consolidated basis, the accounts of Seven J Stock Farm, Inc. and Subsidiary (the "Company"). The wholly-owned subsidiary is Madison Pipe Line Co. All significant intercompany accounts and transactions have been eliminated.

     Revenue and Expense Recognition - Revenue is reflected in operations when earned and expenses when incurred utilizing the accrual method of accounting.

     Revenue from pipeline operations is recognized based on dates natural gas is gathered.

     Revenue from net oil and gas royalties is recognized based on dates of production.

     Revenue from farm produce sales is recognized when field crops are harvested.

     Revenue from ranch lease rentals is recognized based on lease periods.

     Inventories - Inventories of harvested cotton, corn, milo, and pecans are stated at current sales price less cost of disposal. Growing crops are stated at the lower of cost or net realizable value.

     Property and Equipment - Property and equipment is recorded at cost. The straight-line method of computing depreciation is used for financial reporting purposes. Maintenance and repairs are included in expenses when incurred. Renewals and betterments which extend the useful life of the equipment are capitalized. At the time properties are retired or otherwise disposed of, the cost of the property and accumulated depreciation are removed from the accounts. The difference between the net book value and the amount received by sale or salvage is included in income.

     The cost of planting the pecan grove and yearly maintenance and development costs are capitalized until the grove is ready for commercial production. Net proceeds from sale of pecans before commercial production are recorded as a reduction to capitalized costs. Normal losses of trees to disease and other conditions during the development stage are not treated as a reduction to the capitalized cost; however, abnormal losses are charged to current operations. The capitalized cost is depreciated over its estimated economic life, beginning in the first year of commercial production.

     Cash and Cash Equivalents - All highly liquid investment purchases with a original maturity of three months or less are cash equivalents.

     Deferred Income Taxes - In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company utilizes the asset and liability approach in computing deferred income taxes. Under the asset and liability approach to accounting for income taxes, a





1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deferred income tax liability, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net taxable amounts. In addition, a deferred income tax asset, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net deductible amounts. The deferred income tax asset is reduced by a valuation allowance based on management's estimate of the amount that will ultimately be realized or deducted in future years.

     Reclassifications - Certain items and amounts attributable to fiscal year ended October 31, 1994 have been reclassified. The reclassifications have no effect on net income.


2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

     Property and equipment consists of:
                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

       Buildings and building improvements                $    521   $    520
       Levee, drainage, irrigation, roads, and
        flood control facilities                               507        492
       Farm implements, trucks, and tractors                    50         27
       Fences, corrals, and other equipment                    512        500
       Pipelines                                               700        700
       Pecan grove and irrigation system
        (not commercially productive)                          271        134
                                                           -------    -------
                                                          $  2,561   $  2,373
         Less accumulated depreciation                       1,696      1,632
                                                           -------    -------
                                                          $    865   $    741
       Land                                                    303        305
                                                           -------    -------

        Property and equipment - net                      $  1,168   $  1,046
                                                           =======    =======

     Depreciation of property and equipment is based on the estimated useful lives. Annual lives for depreciation are as follows:

                                                            YEARS
                                                          --------
       Buildings and building improvements                  5 - 40
       Levee, drainage, irrigation, roads, and
        flood control facilities                            7 - 50
       Farm implements, trucks, and tractors                5 - 10
       Fences, corrals, and other equipment                 5 - 20
       Pipelines                                           10 - 20
       Pecan grove and irrigation system                     20





3.   RANCH LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement, expiring July 31, 1998, with an unrelated party, covers 1,182 net acres. The lessee has an option to renew for an additional five years subject to possible escalation. The other lease for 6,260 net acres with the Estate of J. R. Parten, a related party, expires on October 31, 1998. The lease is subject to earlier termination by either party by giving three months notice to the other party.

     Unearned lease income of $9,000 at October 31, 1995 and 1994 represents prepaid rent on the unrelated party lease agreement.


4.   AGRICULTURAL LEASES

     Approximately 2,612 acres or 23% of the Company land is leased to unrelated parties under two lease agreements. The Company is entitled to 25% of the cotton production and 30% of the milo and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production.

     Both lease agreements expire on the harvest date of the 1995 cotton, milo and corn crops; however, lessees have the option to renew the leases on an annual basis for an additional two years.


5.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 1995 and 1994 are as follows:

                                                  1995 QUARTER ENDED
                                        -------------------------------------
                                        JANUARY    APRIL      JULY    OCTOBER
                                           31        30        31       31
                                        -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $   109   $   100   $   101   $   376
                                         ======    ======    ======    ======

     Net income                         $    24   $    19   $    26   $    93
                                         ======    ======    ======    ======

     Net income per share               $   .02   $   .01   $   .02   $   .06
                                         ======    ======    ======    ======


     The 1995 fourth quarter revenues include seasonal sales of harvested cotton.










5.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                  1994 QUARTER ENDED
                                        -------------------------------------
                                        JANUARY    APRIL      JULY    OCTOBER
                                           31        30        31       31
                                        -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $   108   $   111   $   114   $   267
                                         ======    ======    ======    ======

     Net income                         $    39   $    32   $    36   $    74
                                         ======    ======    ======    ======

     Net income per share               $   .03   $   .02   $   .02   $   .05
                                         ======    ======    ======    ======

     The 1994 fourth quarter revenues include seasonal sales of harvested cotton and milo.


6.   BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of field crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segments consist of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 1995 and 1994 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents and certificates of deposit.

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                     $    263   $    182
         Ranch leases                                          119        121
                                                           -------    -------
                                                          $    382   $    303
                                                           -------    -------







6.   BUSINESS SEGMENTS (CONTINUED)

       Oil and gas:
         Net oil and gas royalties                        $    107   $    124
         Pipeline operations                                   197        173
                                                           -------    -------
                                                          $    304   $    297
                                                           -------    -------

           Total revenues                                 $    686   $    600
                                                           =======    =======
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                     $    151   $     95
         Ranch leases                                          (13)        28
                                                           -------    -------
                                                          $    138   $    123
                                                           -------    -------

       Oil and gas:
         Net oil and gas royalties                        $    102   $    117
         Pipeline operations                                   138        112
                                                           -------    -------
                                                          $    240   $    229
                                                           -------    -------
           Total operating profit                         $    378   $    352

       Other income (expense) - net                             24         30
       General corporate expenses                             (175)      (167)
                                                           -------    -------

           Income before provision for income taxes       $    227   $    215
                                                           =======    =======

     IDENTIFIABLE ASSETS:
       Agriculture                                        $    970   $    829
       Oil and gas                                             341        373
       Corporate assets                                        496        377
                                                           -------    -------

           Total assets                                   $  1,807   $  1,579
                                                           =======    =======

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    188   $    253
       Oil and gas                                              -           4
                                                           -------    -------

           Total capital expenditures                     $    188   $    257
                                                           =======    =======

     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     31   $     26
       Oil and gas                                              35         36
                                                           -------    -------

           Total depreciation and amortization            $     66   $     62
                                                           =======    =======



6.   BUSINESS SEGMENTS (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)
     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
        Company's net sales are summarized as follows
        by business segments:
         Ranch lease - Estate of J. R. Parten -
          related party                                   $    100   $    102
         Agricultural leases - Caney Valley Cotton Co.         257        107
         Pipeline operations - Gathering income
          attributable to gas wells partially
          owned by Estate of J. R. Parten -
          related party                                        150        153
                                                           -------    -------

         Total revenues - major customers                 $    507   $    362
                                                           =======    =======

         Percentage to total revenues - all customers           75%        60%
                                                           =======    =======


7.   RELATED PARTY TRANSACTIONS

     The relationship of the Estate of J. R. Parten to the Company is that of a shareholder. Mr. John R. Parten and Mr. Robert F. Pratka, officers of the Company, are Co-Executors of the Estate of J. R. Parten.

     Information concerning ranch lease to a related party is also disclosed in
Note 4 of the notes to consolidated financial statements.

     The following is a description of significant related party transactions for the fiscal years ended October 31, 1995 and 1994:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
        from gas wells owned by certain shareholders
        of the Company                                    $    176   $    164










7.   RELATED PARTY TRANSACTIONS (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

       Oil and gas royalties received from a company
        owned by the Estate of J. R. Parten                     27         12

       Ranch lease rentals received from the Estate
        of J. R. Parten                                        100        102

       Allocated salaries, payroll taxes and other
        expenses of two part-time employees by a
        company owned by the Estate of J. R. Parten             35         30

       Allocated office salaries, payroll taxes, office
        rent and other office expenses by:
         Estate of J. R. Parten                                 59         39
         Company owned by the Estate of J. R. Parten
          and certain directors, officers or other
          shareholders of the Company                           -          10

       Ranch labor income received from a company owned
        by Estate of J. R. Parten                                4         -

       Gain on sale of equipment to company owned
        by the Estate of J. R. Parten                           -          11

       Rental income received from:
         Pipeline company owned by certain directors,
          officers or shareholders of the Company                3          3
         Company owned by Estate of J. R. Parten                 9          6
         Company owned by Estate of J. R. Parten and
          certain directors, officers or other
          shareholders of the Company                           -           2

       Capital expenditures - equipment and labor
        charges for construction of pecan grove
        irrigation system                                       39         -


8.   FEDERAL INCOME TAXES

     The components of the provision for income taxes for the fiscal years ended October 31, 1995 and 1994 are as follows:












8.   FEDERAL INCOME TAXES (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

     Current                                              $     55   $     41
     Deferred                                                   10         (7)
                                                           -------    -------

                                                          $     65   $     34
                                                           =======    =======

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     At October 31, 1995, the Company has a credit for prior year alternative minimum tax carryover for income tax purposes of $16,000.

     The total deferred income tax liabilities and deferred income tax benefits with related valuation allowances as of October 31, 1995 and 1994 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

     Deferred income tax liabilities - excess
      tax depreciation                                    $    100   $    102
                                                           -------    -------

     Deferred income tax benefits - net of related
      valuation allowances:
       Use of cash basis method of accounting             $     22   $     10
       Credit for prior years alternative minimum
        tax carryover                                           16         49
       Valuation allowance                                      -          (9)
                                                           -------    -------
                                                          $     38   $     50
                                                           -------    -------

     Net deferred income tax liability                    $     62   $     52
                                                           =======    =======

     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 1995 and 1994 is as follows:







8.   FEDERAL INCOME TAXES (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

     Computed Federal income tax at statutory rate of 34% $     77   $     73
     Tax benefit of graduated Federal income tax rates          (4)        (6)
     Tax benefit of credit for prior year alternative
      minimum tax                                               (9)       (26)
     Percentage depletion attributable to oil and gas
      royalties                                                 (6)        (7)
     State income tax differential                               7         -
                                                           -------   --------

     Provision for income taxes                           $     65   $     34
                                                           =======    =======

     Effective Federal income tax rate                        28.6%      15.8%
                                                           =======    =======


9.    NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 1995 and 1994 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
                                                             (in thousands)

     Gross oil and gas royalties                          $    112   $    131
     Production taxes                                           (5)        (7)
                                                           -------    -------

        Net oil and gas royalties                         $    107   $    124
                                                           =======    =======














ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated herein by reference to portions of the Company's information statement filed pursuant to regulations 14A with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.


ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                      POSITION
-----------------------     -----      --------------------------------------

John R. Parten                46       Chairman of the Board and President;
                                        President of Madison Pipe Line Co.
R. F. Pratka                  73       Vice-President and Treasurer;
                                        Vice-President, Secretary, and
                                        Treasurer of Madison Pipe Line Co.
Valerie Coulter               53       Secretary

     On November 18, 1992, John R. Parten was elected President of the Company. He served the Company as Vice-President from 1987 to November 18, 1992. He has served as President of Madison Pipe Line Co. since 1987.

     R. F. Pratka has served the Company as Vice-President and Treasurer since 1970 and he has served as Vice-President, Secretary, and Treasurer of Madison Pipe Line Co. since 1987.

     Valerie Coulter was elected Secretary on March 15, 1994.


ITEM 10.  EXECUTIVE COMPENSATION, and


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III (Items 10, 11, and 12) is incorporated by reference from the Company's information statement filed pursuant to regulations 14A with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year.






                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                                 EXHIBIT INDEX

No.      Description
---     ------------

(2)     Articles of Incorporation and Bylaws (1)

(10)    Material Contract - Ranch Lease - Estate of J. R.
         Parten dated March 4, 1993 (2)

(22)    Subsidiary of the Registrant

(27)    Financial data schedule


-------------------------------------------------------------------------------

(1) EXHIBIT D to Registration Statement, Form 10, filed with the Securities and Exchange Commission on June 3, 1965, is incorporated by reference.

(2) Incorporated by reference, Form 10-KSB for the fiscal year ended October 31, 1994 filed with the Securities and Exchange Commission on January 30, 1995.


                              REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 1995.



























                                                                    EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 1995, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the financial statements of this subsidiary are included in the Company's consolidated financial statements.

















































                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEVEN J STOCK FARM, INC.



January 25, 1996                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 25, 1996                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 25, 1996                          s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)



January 25, 1996                          s/ W. A. Anderson, Jr.
                                          ------------------------------------
                                          W. A. Anderson, Jr., Director



January 23, 1996                          s/ Charles L. Kuehn, Jr.
                                          ------------------------------------
                                          Charles L. Kuehn, Jr., Director