Form 10QSB
period 1996-01-31
SEVEN J STOCK FARM INC
filed 1996-03-12
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended January 31, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 4, 1996 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                         FORM 10-QSB - JANUARY 31, 1996
                                     INDEX




                                                                      PAGE
                                                                       NO.
                                                                    --------

PART I     FINANCIAL INFORMATION:

  Item 1.  Financial statements:
             Condensed consolidated statements of income
              (unaudited) - three months ended
              January 31, 1996 and 1995                                 3

             Condensed consolidated balance sheet (unaudited) -
              January 31, 1996                                          4

             Condensed consolidated statements of cash flows
              (unaudited) - three months ended January 31, 1996
              and 1995                                                5 - 6

           Notes to the condensed consolidated financial
            statements                                                  7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II    OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                              9



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                            JANUARY 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------

REVENUES:
  Pipeline operations                                $       38    $       42
  Oil and gas royalties - net of excise taxes                25            31
  Pasture and ranch lease rentals                            30            36
                                                      ---------     ---------
     Total revenues                                  $       93           109
                                                      ---------     ---------

COSTS AND EXPENSES:
  Operating expenses                                 $       23    $       21
  Administrative and general expenses                        42            40
  Depreciation                                               17            16
  Other costs and expenses                                    8             9
  Other (income) expense - net                               (6)           (6)
                                                      ---------     ---------
     Total costs and expenses                        $       84            80
                                                      ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES             $        9    $       29
  Provision for income taxes (Note 2)                         1             5
                                                      ---------     ---------

NET INCOME                                           $        8    $       24
                                                      =========     =========

NET INCOME PER SHARE (1,451,000 weighted -
 average shares outstanding)                         $      .01    $      .02
                                                      =========     =========

DIVIDENDS PER SHARE                                        None          None











        The notes to the condensed consolidated financial statements are an integral part of this statement.
                                      -3-


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1996
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $        416
  Accounts receivable                                                      93
  Deferred income taxes                                                    19
  Other current assets                                                     18
                                                                  -----------
     Total current assets                                        $        546

PROPERTY AND EQUIPMENT - net                                            1,188

OTHER ASSETS                                                                8
                                                                  -----------

      TOTAL                                                      $      1,742
                                                                  ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $         94
  Accrued taxes - other than taxes on income                               10
                                                                  -----------
     Total current liabilities                                   $        104
                                                                  -----------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         80
  Unearned lease income                                                     9
                                                                  -----------
     Total other liabilities and credits                         $         89
                                                                  -----------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings                                                        98
                                                                  -----------
     Total shareholders' equity                                  $      1,549
                                                                  -----------

      TOTAL                                                      $      1,742
                                                                  ===========



        The notes to the condensed consolidated financial statements are an integral part of this statement.
                                      -4-


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                    (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                            JANUARY 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $        8    $       24
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                             17            16
    Deferred income taxes                                    (1)           (1)
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                    18             4
      Inventories                                             5            21
      Other current assets                                   (9)            5
    Increase (decrease) in liabilities:
      Accounts payable                                      (34)           12
      Accrued income taxes                                  (14)           -
      Accrued taxes - other than taxes on income            (17)          (24)
      Other liabilities                                     (32)          (27)
                                                      ---------     ---------
     Net cash provided by (used in) operating
      activities                                     $      (59)   $       30
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               $      (12)   $       (8)
  Purchase of certificates of deposit                        -           (150)
                                                      ---------     ---------
     Net cash (used) in investing activities         $      (12)   $     (158)
                                                      ---------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS          $      (71)   $     (128)

CASH AND CASH EQUIVALENTS - beginning of period             487           301
                                                      ---------     ---------

CASH AND CASH EQUIVALENTS - end of period            $      416    $      173
                                                      =========     =========



(CONTINUED)

                                      -5-


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                    (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)



(CONTINUED)

                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                            JANUARY 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                          (in thousands)

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $       -     $       -
                                                      =========     =========

    Income taxes                                     $       19    $       -
                                                     ==========     =========

NON CASH PURCHASE OF PROPERTY AND EQUIPMENT -
 Increase in property and equipment financed
 by open accounts payable; expected payment
 date quarter ended April 30, 1996                   $       25    $       -
                                                      =========     =========
























        The notes to the condensed consolidated financial statements are an integral part of this statement.
                                      -6-


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

  The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of Seven J Stock Farm, Inc. (the "Company") and its wholly owned subsidiary, Madison Pipe Line Company.

  The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Shareholders.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 1996 and the results of its operations and its cash flows for the periods ended
January 31, 1996 and 1995. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending January 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first three months of fiscal year 1996 was 12.7%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 16.9%. The Company's effective tax rate for the year ended October 31, 1995 was 28.6%.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                             Results of Operations

  Pipeline Operations - Revenue for the three months ended January 31, 1996 decreased $4,000 or 9.5% as compared to the three months ended January 31, 1995. The decline is the result of a decrease in natural gas transmitted through the system.

  Net Oil and Gas Royalties - Revenue for the three months ended January 31, 1996 decreased $6,000 or 19.3% as compared to the three months ended January 31, 1995. The decline is due to a decrease in production.

  Pasture and Ranch Lease Rentals - Revenue for the three months ended January 31, 1996 decreased $6,000 or 16.7% as compared to the three months ended January 31, 1995. The decline is attributable to an adjustment of the rental rate.

  Operating Expenses - Expenses for the three months ended January 31, 1996 increased $2,000 or 9.5% as compared to the three months ended January 31, 1995. Ranch lease expense increased due to higher maintenance costs of the ranch lands.

  Administrative and General Expenses - Expenses for the three months ended January 31, 1996 decreased $2,000 or 5% as compared to the three months ended January 31, 1995. Increase in accounting costs was the primary cause of the increase in administrative and general expenses.

  Provision for Income Taxes - Provision for income taxes for the three months ended January 31, 1996 decreased $4,000 or 80% as compared to the three months ended January 31, 1995. This is due to a decrease in income before provision for income taxes.


                        Liquidity and Capital Resources

  The Company used $59,000 in operating activities for the three months ended January 31, 1996 compared to generating $30,000 of net cash flow from operating activities for the three months ended January 31, 1995. The Company anticipates that adequate working capital will be provided from future operations. Cash required for expenditures for property and equipment will be provided in part by redemption of short-term certificates of deposit.

                          PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 1996.




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 11, 1996                               R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)