Form 10QSB
period 1996-04-30
SEVEN J STOCK FARM INC
filed 1996-06-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 10, 1996 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.




                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                          FORM 10-QSB - APRIL 30, 1996
                                     INDEX




                                                                      PAGE
                                                                       NO.
                                                                    --------

PART I     FINANCIAL INFORMATION:

  Item 1.  Financial statements:
             Condensed consolidated statements of income -
              three months and six months ended
              April 30, 1996 and 1995 (unaudited)                       3

             Condensed consolidated balance sheet -
              April 30, 1996 (unaudited)                                4

             Condensed consolidated statements of cash flows -
              six months ended April 30, 1996 and 1995
              (unaudited)                                             5 - 6

           Notes to the condensed consolidated financial
            statements                                                  7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II    OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                             10



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                         FOR THE THREE        FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                       -----------------    -----------------
                                         1996      1995       1996      1995
                                       -------   -------    -------   -------

REVENUES:
  Pipeline operations                  $    38   $    48    $    76   $    90
  Oil and gas royalties - net of
   excise taxes                             27        27         52        58
  Farm produce sales                         1         1          1         1
  Pasture and ranch lease rentals           30        24         60        60
                                        ------    ------     ------    ------
     Total revenues                    $    96   $   100    $   189   $   209
                                        ------    ------     ------    ------

COSTS AND EXPENSES:
  Operating expenses                   $    10   $     9    $    33   $    30
  Administrative and general
   expenses                                 45        39         87        79
  Depreciation                              17        16         34        32
  Other (income) - net                      (9)       (5)       (15)      (11)
  Other costs and expenses                  20        19         28        28
                                        ------    ------     ------    ------
     Total costs and expenses          $    83   $    78    $   167   $   158
                                        ------    ------     ------    ------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                 $    13   $    22    $    22   $    51
  Provision for income taxes (Note 2)        2         3          3         8
                                        ------    ------     ------    ------

NET INCOME (LOSS)                      $    11   $    19    $    19   $    43
                                        ======    ======     ======    ======

NET INCOME PER SHARE (1,451,000
 weighted average shares outstanding)  $    -    $   .01    $   .01   $   .03
                                        ======    ======     ======    ======

DIVIDENDS PER SHARE                        .04      None        .04      None
                                        ======               ======



          The notes to the condensed consolidated financial statements are an integral part of this statement.
                                       3


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                   APRIL 30,
             ASSETS                                                  1996
                                                                 ------------

CURRENT ASSETS:
  Cash and cash equivalents                                      $        322
  Accounts receivable                                                     126
  Inventories - growing crops - at market                                  21
  Deferred income taxes                                                    19
  Other                                                                    24
                                                                  -----------
     Total current assets                                        $        512

PROPERTY AND EQUIPMENT - net                                            1,218

OTHER ASSETS                                                                8
                                                                  -----------

      TOTAL                                                      $      1,738
                                                                  ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $         70
  Dividend payable                                                         58
  Accrued taxes - other than taxes on income                               17
                                                                  -----------
     Total current liabilities                                   $        145
                                                                  -----------
OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         82
  Unearned lease income                                                     9
                                                                  -----------
     Total other liabilities and credits                         $         91
                                                                  -----------
SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings                                                        51
                                                                  -----------
     Total shareholders' equity                                  $      1,502
                                                                  -----------

      TOTAL                                                      $      1,738
                                                                  ===========
          The notes to the condensed consolidated financial statements are an integral part of this statement.
                                       4


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                          FOR THE SIX
                                                          MONTHS ENDED
                                                           APRIL 30,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                      $         19   $         43
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                            34             32
    Deferred income taxes                                    1             (2)
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                  (12)            19
      Inventories                                          (16)            24
      Other current assets                                 (17)            -
    Increase (decrease) in liabilities:
      Accounts payable and other                           (65)           (46)
      Accrued income taxes                                 (14)            -
      Accrued taxes - other than taxes
       on income                                           (10)           (17)
                                                   -----------    -----------
     Net cash provided by operating
      activities                                  $        (80)  $         53
                                                   -----------    -----------



(CONTINUED)
















                                       5


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



(CONTINUED)
                                                          FOR THE SIX
                                                          MONTHS ENDED
                                                           APRIL 30,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from redemption of
   certificates of deposit                        $         -    $         75
  Purchase of certificates of deposit                       -            (225)
  Expenditures for property and equipment                  (85)           (87)
                                                   -----------    -----------
     Net cash used in investing activities        $        (85)  $       (237)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      $       (165)  $       (184)

CASH AND CASH EQUIVALENTS - beginning of period            487            301
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - end of period         $        322   $        117
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                      $         -    $         -
                                                   ===========    ===========

    Income taxes                                  $         31   $         10
                                                  ============    ===========











          The notes to the condensed consolidated financial statements are an integral part of this statement.
                                       6


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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 1996 and the results of its operations and its cash flows for the periods ended April 30, 1996 and 1995. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first six months of fiscal year 1996 was 13.7%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 15.7%. The Company's effective tax rate for the year ended October 31, 1995 was 28.6%.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                             Results of Operations


  Pipeline Operations - Revenue for the six months ended April 30, 1996 decreased $14,000 or 15.6% compared to the six months ended April 30, 1995. The decline is primarily the result of a decrease in natural gas transmitted through the system.

  Net Oil & Gas Royalties - Revenue for the six months ended April 30, 1996 decreased $6,000 or 10.3% compared to the six months ended April 30, 1995. The decline is due to a decrease in production.

  Operating Expenses - Expenses for the six months ended April 30, 1996 increased $3,000 or 10.0% compared to the six months ended April 30, 1995. Operating expenses increased due to higher maintenance costs of the ranch lands.

  Administrative and General Expenses - Expenses for the six months ended April 30, 1996 increased $8,000 or 10.1% compared to the six months ended April 30, 1995. Increases in outside services and increases in the cost of contract office personnel were the primary causes of the increase in administrative and general expenses.

  Provision for Income Taxes - Provision for income taxes for the six months ended April 30, 1996 decreased $5,000 or 62.5% compared to the six months ended April 30, 1995. This is due to a decrease in income.


                        Liquidity and Capital Resources

  The Company used $80,000 in operating activities for the six months ended April 30, 1996 compared to generating $53,000 of net cash flow from operating activities for the six months ended April 30, 1995. The Company anticipates that adequate working capital will be provided from future operations. Cash required for expenditures for property and equipment will be provided in part by redemption of short-term certificates of deposit. On March 12, 1996 the Company's Board of Directors approved a $.04 per share dividend to be paid in the Company's third quarter.

                          PART II.   OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (A)    Annual meeting of shareholders was held March 12, 1996.

  (B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected:

         1.  W. A. Anderson, Jr.
         2.  Charles L. Kuehn, Jr.
         3.  John R. Parten
         4.  R. F. Pratka

  (C) Shareholders approved the appointment of the firm Mattison and Riquelmy as the Company's Independent Auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended April 30, 1996.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 12 , 1996                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)