Form 10QSB
period 1996-07-31
SEVEN J STOCK FARM INC
filed 1996-09-16
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 10, 1996 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.





                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                         FOR THE THREE        FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                            JULY 31,             JULY 31,
                                       -----------------    -----------------
                                         1996      1995       1996      1995
                                       -------   -------    -------   -------

REVENUES:
  Pipeline operations                  $    34   $    45    $   110   $   135
  Oil and gas royalties - net of
   excise taxes                             24        26         76        84
  Farm produce sales                        11         1         12         2
  Pasture and ranch lease rentals           29        29         89        89
                                        ------    ------     ------    ------
     Total revenues                    $    98   $   101    $   287   $   310
                                        ------    ------     ------    ------

COSTS AND EXPENSES:
  Operating expenses                   $    21   $    22    $    54   $    52
  Administrative and general
   expenses                                 42        29        129       108
  Depreciation                              23        16         57        48
  Other (income) - net                      (6)       (6)       (21)      (17)
  Other costs and expenses                   8         8         36        36
                                        ------    ------     ------    ------
     Total costs and expenses          $    88   $    69    $   255   $   227
                                        ------    ------     ------    ------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                 $    10   $    32    $    32   $    83
  Provision for income taxes (Note 2)        1         6          4        14
                                        ------    ------     ------    ------

NET INCOME                             $     9   $    26    $    28   $    69
                                        ======    ======     ======    ======

NET INCOME PER SHARE (1,451,000
 weighted - average shares
 outstanding)                          $   .01   $   .02    $   .02   $   .05
                                        ======    ======     ======    ======

DIVIDENDS PER SHARE                       None      None    $   .04      None
                                                             ======



          The notes to the condensed consolidated financial statements are an integral part of this statement.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JULY 31, 1996
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                   JULY 31,
             ASSETS                                                  1996
                                                                 ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $        187
  Accounts receivable                                                     103
  Accounts receivable - related party                                      58
  Inventories - growing crops - at market                                  43
  Deferred income taxes                                                    19
  Other                                                                    34
                                                                  -----------
     Total current assets                                        $        444

PROPERTY AND EQUIPMENT - net                                            1,336

OTHER ASSETS                                                                8
                                                                  -----------

      TOTAL                                                      $      1,788
                                                                  ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $        107
  Dividend payable                                                         58
  Accrued taxes - other than taxes on income                               21
                                                                  -----------
     Total current liabilities                                   $        186
                                                                  -----------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         83
  Unearned lease income                                                     9
                                                                  -----------
     Total other liabilities and credits                         $         92
                                                                  -----------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings                                                        59
                                                                  -----------
     Total shareholders' equity                                  $      1,510
                                                                  -----------

      TOTAL                                                      $      1,788
                                                                  ===========

          The notes to the condensed consolidated financial statements are an integral part of this statement.


                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                            JULY 31,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                      $         28   $         69
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                            57             48
    Deferred income taxes                                    2             (2)
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                  (50)             4
      Inventories                                          (38)            (2)
      Other current assets                                 (26)             6
    Increase (decrease) in liabilities:
      Accounts payable and other                           (28)           (37)
      Accrued income taxes                                 (14)            -
      Accrued taxes - other than taxes
       on income                                            (6)            (9)
                                                   -----------    -----------
     Net cash provided by (used in) operating
      activities                                  $        (75)  $         77
                                                   -----------    -----------



(CONTINUED)





                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



(CONTINUED)
                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                            JULY 31,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from redemption of
   certificates of deposit                        $         -    $         75
  Purchase of certificates of deposit                       -            (225)
  Expenditures for property and equipment                 (225)          (114)
                                                   -----------    -----------
     Net cash used in investing activities        $       (225)  $       (264)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      $       (300)  $       (187)

CASH AND CASH EQUIVALENTS - beginning of period            487            301
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - end of period         $        187   $        114
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                      $         -    $         -
                                                   ===========    ===========

    Income taxes                                  $         43   $         20
                                                   ===========    ===========











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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1996 and the results of its operations and its cash flows for the periods ended July 31, 1996 and 1995. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first nine months of fiscal year 1996 was 13.6%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 16.9%. The Company's effective tax rate for the year ended October 31, 1995 was 28.6%.





                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                             Results of Operations

  Pipeline Operations - Revenue for the nine months ended July 31, 1996 decreased $25,000 or 18.5% as compared to the nine months ended July 31, 1995. The decline is the result of a decrease in the volume of natural gas transmitted through the system.

  Net Oil and Gas Royalties - Revenue for the nine months ended July 31, 1996 decreased $8,000 or 9.5% as compared to the nine months ended July 31, 1995. The decline is due to a decrease in production.

  Farm Produce Sales - Revenue for the nine months ended July 31, 1996 increased $10,000 or 500% as compared to the nine months ended July 31, 1995. The increase is due to an increase in United State Department of Agriculture subsidy payments received.

  Administrative and General Expenses - Expenses for the nine months ended July 31, 1996 increased $21,000 or 19.4% as compared to the nine months ended July 31, 1995. Increases in accounting costs and in the cost of contract office personnel were the primary causes of the increases in administrative and general expenses.

  Depreciation Expense - Depreciation expense for the nine months ended July 31, 1996 increased $9,000 or 18.75% as compared to the nine months ended July 31, 1995. Additional property, plant, and equipment placed in service had the effect of increasing depreciation expense.

  Other Income - Other income for the nine months ended July 31, 1996 increased $4,000 or 23.5% as compared to the nine months ended July 31, 1995. This increase is due to an increase in interest income.

  Provision for Income Taxes - Provision for income taxes for the nine months ended July 31, 1996 decreased $10,000 or 71.4% as compared to the nine months ended July 31, 1995. This is due to a decrease in income.


                        Liquidity and Capital Resources

  The Company used $75,000 cash for operating activities for the nine months ended July 31, 1996 as compared to generating $77,000 of net cash flow for the prior period. The change was primarily attributable to an increase in accounts receivable for pasture and ranch lease rentals. It is anticipated that the account receivable will be collected in the fourth quarter. The Company anticipates that adequate working capital will be provided from future operations. A dividend of $58,040 (.04 per share of common stock) will be paid on October 26, 1996 to holders of record May 15, 1996. Cash requirements will be provided in part by redemption of short-term certificates of deposit.





                          PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1996.




                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September  , 1996                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)