Form 10KSB
period 1996-10-31
SEVEN J STOCK FARM INC
filed 1997-01-23
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended October 31, 1996
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 1996 were $541,000.

The aggregate market value of common stock held by non-affiliates on January 7, 1997 was $1,605,000.

As of January 7, 1997 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 1996 are incorporated by reference into Part III.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Introduction
------------

     Seven J Stock Farm, Inc. was incorporated in Texas in 1948. The principal operations of Seven J Stock Farm, Inc. and Subsidiary (the "Company") consist of producing and selling field crops, leasing pastures, and gathering of natural gas through pipelines. In addition, the Company receives oil and gas royalties for minerals underlying the land owned in fee.

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

      Related party:
        Ranch lease - Estate
         of J. R. Parten (a
         shareholder of the
         Company)                     6,972 acres            62.6  %

     In accordance with the terms of the agricultural leases, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production, including the expense of a new irrigation system on one of the agricultural leases.

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

     For the two fiscal years ended October 31, 1996 and 1995, revenue generated from the leasing activities represented 52% and 56%, respectively, of the Company's total revenue.


Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary which owns a gas gathering system, commenced operating its natural gas pipelines. For fiscal years ended October 31, 1996 and 1995, pipeline income represented 30% and 29%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various gas purchasers' pipelines. Currently, the subsidiary is servicing six wells which are operated by Parten Operating, Inc. which is owned by the Estate of J. R. Parten.

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to sixteen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 1996 and 1995, net royalty income represented 19% and 16%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 1996 and 1995 are summarized as follows:

                                                          FISCAL YEAR ENDED
                                                            OCTOBER 31,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
                                                           (in thousands)
     Ranch lease - Estate of J. R. Parten -
      related party                                   $      100   $      100
     Agricultural leases - Caney Valley Cotton Co.            -           257
     Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by Estate of J. R. Parten -
      related party                                          122          150
                                                       ---------    ---------

     Total revenues - major customers                 $      222   $      507
                                                       =========    =========

     Percentage to total revenues - all
      customers                                               41%          74%
                                                       =========    =========


Employees
---------

     The Company presently employs two full time ranch employees and seven part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with these individuals to be satisfactory. The Company has not experienced serious difficulty in hiring qualified employees.

General
-------

     The Company does not own any patents, trademarks, licenses, franchises or concessions which might be deemed important to the Company or to any of its segments. The Company does not have backlog orders or contractual commitments. The Company has not expended a material amount of funds in research activities. The Company anticipates no material effects on its business concerning compliance with federal, state and local provisions which have been enacted or adopted concerning environmental matters.

     The Company operates in the United States and does not have foreign operations or export sales.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owns in fee approximately 11,140 acres of land in Houston County, Texas, adjoining the Trinity River located about 100 miles north of Houston, Texas. Of this land, approximately 35% is planted as native pasture, approximately 36% is improved pasture consisting of coastal bermuda and bahia grasses, approximately 23% is cropland cultivated in cotton, wheat, milo, and corn, and approximately 6% is wooded pasture or wasteland. Improvements include approximately twenty miles of roads, approximately eighty four miles of perimeter and cross fencing, nine water wells, a levee approximately ten miles long with pumping units, five single family residences, three buildings, seven barns or warehouses, two sheds, four corrals, and one stable/tack room. Oil and gas royalties are received from oil and gas companies. Sixteen oil and gas wells are producing on the Company's land and six wells are shut-in. The lessees of the minerals underlying Company land are related parties.

     Madison Pipe Line Co. property consists of three pipelines currently servicing six gas wells located adjacent to Seven J Stock Farm, Inc. properties.


ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted bid prices of the common shares for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                               QUOTED BID
                                                 PRICE
                                         -------------------------
     QUARTER                               1996             1995
     -------                             --------         --------

     First                               $   3.50         $   3.50
     Second                                  3.50             3.50
     Third                                   3.50             3.50
     Fourth                                  3.50             3.50

     The above quoted bid prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 7, 1997, the Company had approximately 851 shareholders.

     For the first time in its history, the Company has paid a dividend to its shareholders.

     On October 26, 1996, the Company paid a $.04 per share cash dividend to shareholders of record as of May 15, 1996.

     Although no restrictions exist for the payment of dividends, any future payment of cash dividends in the future will depend upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:


                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                  ---------------------------
                                                     1996                1995
                                                   COMPARED          COMPARED
                                                   TO 1995            TO 1994
                                                  ----------       ----------
     REVENUES:
       Pipeline operations                           (18.8)%           13.9 %
       Net oil and gas royalties                      (4.7)           (13.7)
       Farm produce sales                            (39.2)            44.5
       Ranch lease rentals                             -               (1.7)
       Total revenues                                (21.1)            14.3

     COSTS AND EXPENSES:
       Operating expenses                            (35.3)            33.3
       General and administrative expenses            26.1              3.9
       Depreciation and amortization                  10.6              6.5
       Other (income) expense - net                  (16.7)           (20.0)
       Taxes - other than income taxes               (15.4)            15.5
         Total costs and expenses                     (5.9)            19.2

     INCOME BEFORE PROVISION FOR INCOME TAXES        (52.0)             5.6

       Provision for income taxes                    (50.8)%           91.2 %


     The following is a discussion of material changes in the results of operations of the Company.


                    COMPARISON OF FISCAL YEARS 1996 AND 1995
                    ----------------------------------------

REVENUES
--------

     Pipeline Operations - Pipeline gathering revenue for fiscal year 1996 decreased 18.8% as compared to fiscal year 1995. Gathering fees which include sale of liquefied natural gas products are adjusted for differences between quantities of natural gas gathered and quantities of natural gas sold. For fiscal year 1996, the gathering fees decreased by $28,700 for these differences as compared to fiscal year 1995. Part of the decrease in gathering fees for fiscal year 1996 is also attributable to a 4.9% decrease in quantities (million british thermal units - mmbtu) of natural gas volumes gathered and transmitted (1996 - 762,000 mmbtu; 1995 - 801,000 mmbtu).

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1996 decreased 4.7% as compared to fiscal year 1995. A decrease of 29.2% in natural gas production (thousand cubic feet "MCF")(1996 - 11,095 MCF; 1995 - 15,679 MCF) was partially offset by a 32% increase in natural gas prices (average price per MCF: 1996 - $2.31; 1995 - $1.75). A decrease of 19.2% in oil and condensate production (barrel "bbl") (1996 - 4,044 bbl; 1995 - 5,007 bbl) was partially offset by a 20.2% increase in oil and condensate prices (average price per barrel: 1996 - $20.20; 1995 - $16.81). The Company's undiscounted future revenues in proved developed oil and gas reserves is estimated to be approximately $405,000 at October 31, 1996.


     Farm Produce Sales - Farm produce sales for fiscal year 1996 decreased 39.2% as compared to fiscal year 1995. As a result of drought followed by heavy rains during September, the cotton production yield decreased 84.4% (1996 - 56,000 lbs.; 1995 - 360,000 lbs.). The losses in production due to destroyed cotton crops for fiscal year 1996 were partially offset by insurance proceeds received under multi-peril crop insurance policies.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take six years before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs. In accordance with an agreement with a pecan picking company, the Company receives 40% of harvested pecans from approximately 100 previously existing pecan trees located on Company land. As the result of adverse weather conditions, the 1996 pecan crop was substantially decreased.

Costs and Expenses
------------------

     Operating Expenses - Operating expenses decreased 35.3% for fiscal year 1996 as compared to fiscal year 1995. The decrease in operating expenses are attributable to decreases in operating expenses of agricultural leases and ranch operating expenses. Operating expenses of the agricultural leases were substantially lower due to the low cotton production yields caused by adverse weather conditions. Ranch operating expenses for the ranch lease operations decreased due to a decrease in outside services expense for painting and maintaining ranch fences and buildings. This decrease in payments to contract labor was partially offset by an increase in ranch salaries. Operating expenses of the gathering system for fiscal year 1996 were about the same as compared to fiscal year 1995.

     General and Administrative Expenses - General and administrative expenses for the fiscal year 1996 increased 26.1% as compared to fiscal year 1995.
The increase in expense is attributable to increases in insurance, legal, salaries, and office expense. Insurance expense for fiscal year 1996 increased due to increased insurance premiums and retroactive policy premium adjustments. Legal fees were incurred in connection with the payment of dividends to shareholders and other matters. Salaries and office expense increased due to increases in allocated salaries and office expense from related parties.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1996 increased 10.6% as compared to fiscal year 1995. The increase is attributable to additions to ranch properties.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 1996 decreased 16.7% as compared to fiscal year 1995. The decrease is attributable to a reduction in other income derived from charging related parties for time of ranch personnel.

     Taxes - Other Than Income Taxes - Taxes - other than income taxes for fiscal year 1996 decreased 15.4% as compared to fiscal year 1995 due to a reduction in franchise taxes.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1996 decreased 51% as compared to fiscal year 1995. The decrease is attributable to a similar decrease in pre-tax accounting income.



                    COMPARISON OF FISCAL YEARS 1995 AND 1994

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

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take six years before the pecan grove is commercially productive. Estimated target yield is approximately 300,000 lbs. per year. During fiscal year 1995, there was no income from the pecan grove. Any income from the pecan grove before it becomes commercially productive will be used to reduce the costs of the pecan grove.

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



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As indicated by the Company's consolidated statement of cash flows, cash and cash equivalents at the end of fiscal year 1996 decreased $390,000 as compared to the end of fiscal year 1995. The Company utilized $74,000 in operating activities and paid out $58,040 as dividends to shareholders. In addition, the Company expended $110,000 for an extension to the irrigation system, $70,000 for a new waterwell pump, $30,000 for ranch buildings and fences, and $48,000 for other ranch equipment or property.

     During fiscal year 1997, the Company has entered into a joint operating agreement with a related party for the construction and operation of a compressor station. The Company's expected 50% share of the construction cost of the compressor station is $86,000. The Company anticipates that adequate working capital will be provided by operations.



ITEM 7.  FINANCIAL STATEMENTS



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.



     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1996 and 1995 and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


                                        MATTISON AND RIQUELMY





January 7, 1997
Houston, Texas



                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      --------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1996 AND 1995

                (in thousands except for share and per share data)
=============================================================================

                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                               $     97   $    487
  Accounts receivable                                          126         71
  Accounts receivable - related parties                         99         39
  Accounts receivable - other                                    1          1
  Inventories                                                   35          5
  Refundable income taxes                                       66         -
  Deferred income taxes                                         -          19
  Other current assets                                          13          9
                                                           -------    -------
     Total current assets                                 $    437   $    631

PROPERTY AND EQUIPMENT - at cost, less accumulated
 depreciation of $1,766 in 1996 and $1,696 in 1995           1,353      1,168

OTHER ASSETS                                                     8          8
                                                           -------    -------

       TOTAL                                              $  1,798   $  1,807
                                                           =======    =======





(CONTINUED)




                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1996 AND 1995

                (in thousands except for share and per share data)
=============================================================================

  (CONTINUED)                                                 OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $     58   $     78
  Accounts payable - related parties                            25         25
  Accrued taxes - other than income taxes                       -          27
  Accrued expenses - other                                      34         32
  Accrued income taxes payable                                   1         14
  Deferred income taxes                                         41         -
                                                           -------    -------
     Total current liabilities                            $    159   $    176
                                                           -------    -------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                   $     70   $     81
  Unearned lease income                                          9          9
                                                           -------    -------
     Total other liabilities and credits                  $     79   $     90
                                                           -------    -------

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Retained earnings                                            109         90
                                                           -------    -------
     Total shareholders' equity                           $  1,560   $  1,541
                                                           -------    -------

       TOTAL                                              $  1,798   $  1,807
                                                           =======    =======







            The accompanying notes to consolidated financial statements are an integral part of these statements.



                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1995

                (in thousands except for share and per share data)
=============================================================================

                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1996        1995
                                                          --------   --------
REVENUES:
  Pipeline operations                                     $     24   $     21
  Pipeline operations - related parties                        136        176
  Net oil and gas royalties                                    102        107
  Farm produce sales                                           160        263
  Ranch lease rentals                                           19         19
  Ranch lease rentals - related party                          100        100
                                                           -------    -------
     Total revenues                                       $    541   $    686
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    122   $    191
  Operating expenses - related parties                          10         13
  General and administrative expenses                          123         84
  General and administrative expenses - related parties         80         77
  Depreciation and amortization                                 73         66
  Other (income) expense - net                                  (7)        (8)
  Other (income) expense - net - related parties               (13)       (16)
  Taxes - other than income taxes                               39         48
  Taxes - other than income taxes - related parties              5          4
                                                           -------    -------
     Total costs and expenses                             $    432   $    459
                                                           -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                  $    109   $    227
  Provision for income taxes                                    32         65
                                                           -------    -------

NET INCOME                                                $     77   $    162
                                                           =======    =======
NET INCOME PER SHARE (1,451,000 weighted -
 average shares outstanding)                              $    .05   $    .11
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


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1995

                                (in thousands)
=============================================================================

                              COMMON STOCK        RETAINED         TOTAL
                         ---------------------    EARNINGS     SHAREHOLDERS'
                           SHARES      AMOUNT     (DEFICIT)        EQUITY
                         ---------   ---------    ---------     -------------

Balance at
 October 31, 1994            1,451   $   1,451    $     (72)    $       1,379

Net income                      -           -           162               162
                          --------    --------     --------      ------------
Balance at
 October 31, 1995            1,451   $   1,451    $      90     $       1,541

Net income                      -           -            77                77

Dividend paid - $.04
 per share                      -           -           (58)              (58)
                          --------    --------     --------      ------------

Balance at
 October 31, 1996            1,451   $   1,451    $     109     $       1,560
                          ========    ========     ========      ============





















            The accompanying notes to consolidated financial statements are an integral part of these statements.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1995

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (in thousands)
=============================================================================

                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $     77   $    162
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                               73         66
    Deferred income taxes                                       49         10
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Inventories                                              (30)        36
      Accounts receivable                                     (115)       (34)
      Refundable income taxes                                  (66)        20
      Other assets                                              (4)        (5)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                    (45)        30
      Accrued income taxes payable                             (13)        14
                                                           -------    -------
        Net cash provided by (used in) operating
         activities                                       $    (74)  $    299
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (258)  $   (188)
  Net redemptions of certificates of deposit                    -          75
                                                           -------    -------
        Net cash provided by (used in) investing
         activities                                       $   (258)  $   (113)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES - Dividend paid           (58)   $    -
                                                           -------     ------


(CONTINUED)


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1995

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
=============================================================================

  (CONTINUED)                                               FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $   (390)  $    186

CASH AND CASH EQUIVALENTS - beginning of year                  487        301
                                                           -------    -------

CASH AND CASH EQUIVALENTS - end of year                   $     97   $    487
                                                           =======    =======

SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid                                       $     63   $     28
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


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     Seven J Stock Farm, Inc. was incorporated in Texas in 1948. The principal operations of Seven J Stock Farm, Inc., and Subsidiary (the "Company") which are conducted on 11,140 acres of land consist of producing and selling field crops, leasing pastures, and gathering natural gas through pipelines. In addition, the Company receives oil and gas royalties for minerals underling the land owned in fee. All operations are located and conducted in the State of Texas.

     Preparation of Financial Statements - The financial statements reflect, on a consolidated basis, the accounts of Seven J Stock Farm, Inc. and Subsidiary. The wholly-owned subsidiary is Madison Pipe Line Co. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue and Expense Recognition - Revenues are reflected in operations when earned and expenses when incurred utilizing the accrual method of accounting.

     Revenue from pipeline operations is recognized based on dates natural gas is gathered.

     Revenue from net oil and gas royalties is recognized based on dates of production.

     Revenue from farm produce sales is recognized when field crops are harvested.

     Revenue from ranch lease rentals is recognized based on lease periods.

     Inventories - Inventories of harvested cotton, corn, wheat, milo, and pecans are stated at current sales price less cost of disposal. Growing crops are stated at the lower of cost or net realizable value.

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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
      (CONTINUED)

     The cost of planting the pecan grove and yearly maintenance and development costs are capitalized until the grove is ready for commercial production. Net proceeds from sale of pecans before commercial production are recorded as a reduction of capitalized costs. Normal losses of trees to disease and other conditions during the development stage are not treated as a reduction to the capitalized cost; however, abnormal losses are charged to current operations. The capitalized cost is depreciated over its estimated economic life, beginning in the first year of commercial production.

     Cash and Cash Equivalents - All highly liquid investment purchases with a original maturity of three months or less are cash equivalents.

     Deferred Income Taxes - In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company utilizes the asset and liability approach in computing deferred income taxes. Under the asset and liability approach to accounting for income taxes, a deferred income tax liability, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net taxable amounts. In addition, a deferred income tax asset, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net deductible amounts. The deferred income tax asset is reduced by a valuation allowance based on management's estimate of the amount that will ultimately be realized or deducted in future years.

     Reclassifications - Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

     Property and equipment consists of:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

       Buildings and building improvements                $    538   $    521
       Levee, drainage, irrigation, roads, and
        flood control facilities                               584        507
       Farm implements, trucks, and tractors                    50         50
       Fences, corrals, and other equipment                    637        512
       Pipelines                                               700        700
       Pecan grove and irrigation system
        (not commercially productive)                          310        271
                                                           -------    -------
                                                          $  2,819   $  2,561
         Less accumulated depreciation                       1,766      1,696
                                                           -------    -------
                                                          $  1,053   $    865
       Land                                                    300        303
                                                           -------    -------
        Property and equipment - net                      $  1,353   $  1,168
                                                           =======    =======


2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION (CONTINUED)

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

3.   RANCH LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement, expiring July 31, 1998, with an unrelated party, covers 1,182 net acres. The lessee has an option to renew the lease for an additional five years subject to possible escalation. The other lease for 6,260 net acres with the Estate of J. R. Parten, a related party, expires on October 31, 1998. The lease is subject to earlier termination by either party by giving three months notice.

     Unearned lease income of $9,000 at October 31, 1996 and 1995 represents prepaid rent attributable to the unrelated party lease.

4.   AGRICULTURAL LEASES

     Approximately 2,612 acres or 23% of the Company land is leased to unrelated parties under two lease agreements. The Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production.

     The lease agreements expire on the harvest date of the 1997 crops. The lessees have the option to renew the leases on an annual basis for an additional two years.

5.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                                  1996 QUARTER ENDED
                                        -------------------------------------
                                        JANUARY    APRIL      JULY    OCTOBER
                                           31        30        31       31
                                        -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $    93   $    96   $    98   $   254
                                         ======    ======    ======    ======
     Net income                         $     8   $    11   $     9   $    49
                                         ======    ======    ======    ======
     Net income per share               $    -    $   .01   $   .01   $   .03
                                         ======    ======    ======    ======


5.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

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
                                         ======    ======    ======    ======

     The 1996 and 1995 fourth quarter revenues include seasonal sales of harvested cotton.

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

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 1996 and 1995 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents.

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                     $    160   $    263
         Ranch leases                                          119        119
                                                           -------    -------
                                                          $    279   $    382
                                                           -------    -------



6.   BUSINESS SEGMENTS (CONTINUED)
                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                        $    102   $    107
         Pipeline operations                                   160        197
                                                           -------    -------
                                                          $    262   $    304
                                                           -------    -------
           Total revenues                                 $    541   $    686
                                                           =======    =======
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                     $    108   $    151
         Ranch leases                                           (7)       (13)
                                                           -------    -------
                                                          $    101   $    138
                                                           -------    -------

       Oil and gas:
         Net oil and gas royalties                        $     97   $    102
         Pipeline operations                                   101        138
                                                           -------    -------
                                                          $    198   $    240
                                                           -------    -------
           Total operating profit                         $    299   $    378

       Other income (expense) - net                             20         24
       General corporate expenses                             (210)      (175)
                                                           -------    -------
           Income before provision for income taxes       $    109   $    227
                                                           =======    =======

     IDENTIFIABLE ASSETS:
       Agriculture                                        $  1,307   $    970
       Oil and gas                                             381        341
       Corporate assets                                        110        496
                                                           -------    -------
           Total assets                                   $  1,798   $  1,807
                                                           =======    =======

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    258   $    188
       Oil and gas                                              -          -
                                                           -------    -------
           Total capital expenditures                     $    258   $    188
                                                           =======    =======

     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     38   $     31
       Oil and gas                                              35         35
                                                           -------    -------
           Total depreciation and amortization            $     73   $     66
                                                           =======    =======


6.   BUSINESS SEGMENTS (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)
     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
         Ranch lease - Estate of J. R. Parten -
          related party                                   $    100   $    100
         Agricultural leases - Caney Valley Cotton Co.
          (1996 less than 10%)                                  -         257
         Pipeline operations - Gathering income
          attributable to gas wells partially
          owned by Estate of J. R. Parten -
          related party                                        122        150
                                                           -------    -------
         Total revenues - major customers                 $    222   $    507
                                                           =======    =======

         Percentage to total revenues - all customers           41%        74%
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

     The following is a description of significant related party transactions for the fiscal years ended October 31, 1996 and 1995:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
        from gas wells owned by certain shareholders
        of the Company                                    $    136   $    176



7.   RELATED PARTY TRANSACTIONS (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

       Ranch lease rentals received from the Estate
        of J. R. Parten                                        100        100

       Allocated salaries, payroll taxes and other
        expenses of two part-time employees by a
        company owned by the Estate of J. R. Parten             35         35

       Allocated office salaries, payroll taxes, office
        rent and other office expenses by the Estate of
        J. R. Parten                                            60         59

       Ranch labor income received from a company owned
        by Estate of J. R. Parten                               -           4

       Rental income received from:
         Pipeline company owned by certain directors,
          officers or shareholders of the Company                2          3
         Company owned by Estate of J. R. Parten                10          9

       Capital expenditures - equipment and labor
        charges for construction of irrigation system           16         39

8.   FEDERAL INCOME TAXES

     The components of the provision for income taxes for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

     Current income tax expense (benefit)                 $    (17)  $     55
     Deferred income taxes                                      49         10
                                                           -------    -------
                                                          $     32   $     65
                                                           =======    =======

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     At October 31, 1996, the Company has a credit for prior year alternative minimum tax carryover for income tax purposes of $28,000 and a percentage depletion carryover of $816,000.


8.   FEDERAL INCOME TAXES (CONTINUED)

     The total deferred income tax liabilities and deferred income tax benefits with related valuation allowances as of October 31, 1996 and 1995 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

     Deferred income tax liabilities:
       Excess tax depreciation                            $    101   $    100
       Use of cash basis method of accounting                   38         -
                                                           -------    -------
                                                          $    139   $    100
                                                           -------    -------

     Deferred income tax benefits - net of related
      valuation allowances:
       Use of cash basis method of accounting             $     -    $     22
       Credit for prior years alternative minimum
        tax carryover                                           28         16
       Valuation allowance                                      -          -
                                                           -------    -------
                                                          $     28   $     38
                                                           -------    -------
     Net deferred income tax liability                    $    111   $     62
                                                           =======    =======

     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 1996 and 1995 is as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

     Computed Federal income tax at statutory rate of 34% $     37   $     77
     Tax benefit of graduated Federal income tax rates          (4)        (4)
     Tax benefit of credit for prior year alternative
      minimum tax                                               -          (9)
     Percentage depletion attributable to oil and gas
      royalties                                                 -          (6)
     State income tax differential                              (1)         7
                                                           -------   --------
     Provision for income taxes                           $     32   $     65
                                                           =======    =======
     Effective Federal income tax rate                        29.4%      28.6%
                                                           =======    =======


9.   NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 1996 and 1995 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)

     Gross oil and gas royalties                          $    107   $    112
     Production taxes                                           (5)        (5)
                                                           -------    -------
        Net oil and gas royalties                         $    102   $    107
                                                           =======    =======

10.   CONCENTRATION OF CREDIT RISK

     The Company maintains cash deposits with banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.



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


ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 47       Chairman of the Board and President;
                                         President of Madison Pipe Line Co.
R. F. Pratka                   74       Vice-President and Treasurer;
                                         Vice-President, Secretary, and
                                         Treasurer of Madison Pipe Line Co.
Valerie Coulter                54       Secretary

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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 1996.



                                                                   EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 1996, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the financial statements of this subsidiary are included in the Company's consolidated financial statements.



                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 22, 1997                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 22, 1997                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 22, 1997                          s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)