Form 10QSB
period 1997-04-30
SEVEN J STOCK FARM INC
filed 1997-06-18
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1997

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 30, 1997 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------


REVENUES:
Pipeline operations                   $     33  $     38   $     87  $     76
Oil and gas royalties - net of
 excise taxes                               79        27        114        52
Farm produce sales                           4         1          7         1
Pasture and ranch lease rentals             30        30         60        60
                                      --------  --------   --------  --------
   Total revenues                     $    146  $     96   $    268  $    189
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
Operating expenses                    $     28  $     20   $     45  $     43
Administrative and general expenses         47        45        103        87
Depreciation                                25        17         43        34
Other (income) - net                        (6)       (9)       (11)      (15)
Taxes other than income taxes               10        10         19        18
                                      --------  --------   --------  --------
   Total costs and expenses           $    104  $     83   $    199  $    167
                                      --------  --------   --------  --------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                $     42  $     13   $     69  $     22
  Provision for income taxes (Note 2)       15         2         23         3
                                      --------  --------   --------  --------

NET INCOME                            $     27  $     11   $     46  $     19
                                      ========  ========   ========  ========

NET INCOME PER SHARE (1,451,000
 weighted average shares outstanding) $    .02  $     -    $    .03  $    .01
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                        .04       .04        .04       .04
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                APRIL 30, 1997
             (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)
                                                                    APRIL 30,
                ASSETS                                                1997
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $     167
  Accounts receivable                                                     126
  Inventories - growing crops - at market                                   1
  Refundable income taxes                                                  27
  Other                                                                     3
                                                                    ---------
     Total current assets                                           $     324

PROPERTY AND EQUIPMENT - net                                            1,414

OTHER ASSETS                                                               38
                                                                    ---------

      TOTAL                                                         $   1,776
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $      30
  Dividend payable                                                         58
  Accrued taxes - other than taxes on income                               11
  Deferred income taxes                                                    41
                                                                    ---------
     Total current liabilities                                      $     140
                                                                    ---------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                             $      79
  Unearned lease income                                                     9
                                                                    ---------
     Total other liabilities and credits                            $      88
                                                                    ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Retained earnings                                                        97
                                                                    ---------
     Total shareholders' equity                                     $   1,548
                                                                    ---------

      TOTAL                                                         $   1,776
                                                                    =========

         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $     46  $     19
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                                 43        34
    Deferred income taxes                                        10         1
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                       100       (12)
      Inventories                                                34       (16)
      Other current assets                                       49       (17)
    Increase (decrease) in liabilities:
      Accounts payable and other                                (89)      (65)
      Accrued income taxes                                       -        (14)
      Accrued taxes - other than taxes
       on income                                                 11       (10)
                                                           --------  --------
     Net cash provided by (used in) operating
      activities                                           $    204  $    (80)
                                                           --------  --------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)




(CONTINUED)
                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $   (104) $    (85)
  Loan to individual                                            (30)       -
                                                           --------  --------
     Net cash used in investing activities                 $   (134) $    (85)
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               $     70  $   (165)

CASH AND CASH EQUIVALENTS - beginning of period                  97       487
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $    167  $    322
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     -   $     -
                                                           ========  ========

    Income taxes                                           $    (26) $     31
                                                           ========  ========











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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 1997 and the results of its operations and its cash flows for the periods ended April 30, 1997 and 1996. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first six months of fiscal year 1997 was 33.3%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 13.6%. The Company's effective tax rate for the year ended October 31, 1996 was 29.4%.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

  Pipeline Operations - Revenue for the six months ended April 30, 1997 increased $11,000 or 14.5% as compared to the six months ended April 30, 1996. The Company entered into an agreement effective December 1, 1996 to jointly operate their gas gathering system with a related party's gas gathering system. A joint central compression and dehydration facility has been built. The income, costs and expenses are shared equally.

  Net Oil & Gas Royalties - Revenue for the six months ended April 30, 1997 increased $62,000 or 119.2% as compared to the six months ended
April 30, 1996. The increase is primarily due to a new well drilled on the Company's land.

  Operating Expenses - Expenses for the six months ended April 30, 1997 increased slightly as compared to the six months ended April 30, 1996.
An increase in pipeline operating expense was offset by a decrease in ranch maintenance expense. The increase in pipeline operating expenses is attributable to expenses of the new jointly owned compression and dehydration facility.

  Administrative and General Expenses - Expenses for the six months ended April 30, 1997 increased $16,000 or 18.4% as compared to the six months ended April 30, 1996. Ranch administrative expense increased as the result of an increase in allocated salaries from related parties.

  Depreciation - Depreciation for the six months ended April 30, 1997 increased $9,000 or 26.5% as compared to the six months ended April 30, 1996. The increase is attributable to additions in property and equipment.

  Other (income) - net - Other income decreased $4,000 or 26.7% for the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. Interest income decreased due to a reduction in amounts invested in short-term certificates of deposit.

  Provision for Income Taxes - Provision for income taxes for the six months ended April 30, 1997 increased $20,000 as compared to the six months ended April 30, 1996. This is due to the increase in income before provision for income taxes.

                     Liquidity and Capital Resources

  The Company generated $204,000 of cash flows from operating activities for the six months ended April 30, 1997 as compared to using $80,000 of net cash flow from operating activities for the six months ended April 30, 1996. The Company has expended $81,000 representing its 50% share of the construction cost of a jointly owned compression and dehydration facility. The Company anticipates that adequate working capital will continue to be provided from future operations. On March 18, 1997, the Company's Board of Directors declared a $.04 per share dividend to be paid during the Company's third quarter.

                     PART II.   OTHER INFORMATION




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (A)   Annual meeting of shareholders was held March 18, 1997.

  (B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected:

          1.  John R. Parten
          2.  R. F. Pratka
          3.  Richard Mills
          4.  Patrick J. Moran

  (C) Shareholders approved the appointment of the firm Mattison and Riquelmy as the Company's Independent Auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended April 30, 1997.


                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 11, 1997                          SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)