Form 10QSB
period 1997-07-31
SEVEN J STOCK FARM INC
filed 1997-09-15
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1997

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 11, 1997 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                     (UNAUDITED)


                                         FOR THE THREE        FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                           JULY 31,             JULY 31,
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------
REVENUES:
  Pipeline operations                 $     71  $     34   $    158  $    110
  Oil and gas royalties - net of
   excise taxes                             61        24        175        76
  Farm produce sales                         1        11          8        12
  Pasture and ranch lease rentals           29        29         89        89
                                      --------  --------   --------  --------
     Total revenues                   $    162  $     98   $    430  $    287
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
  Operating expenses                  $     47  $     21   $     92  $     54
  Administrative and general
   expenses                                 40        42        143       129
  Depreciation                              23        23         66        57
  Other (income) - net                     (17)       (6)       (28)      (21)
  Taxes other than income taxes             12         8         31        36
                                      --------  --------   --------  --------
     Total costs and expenses         $    105  $     88   $    304  $    255
                                      --------  --------   --------  --------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                $     57  $     10   $    126  $     32
  Provision for income taxes (Note 2)       18         1         41         4
                                      --------  --------   --------  --------

NET INCOME                            $     39  $      9   $     85  $     28
                                      ========  ========   ========  ========

NET INCOME PER SHARE (1,451,000
 weighted - average shares
 outstanding)                         $    .03  $    .01   $    .06  $    .02
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None   $    .04       .04
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JULY 31, 1997
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                  (UNAUDITED)
                                                                     JULY 31,
                ASSETS                                                1997
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $     143
  Accounts receivable                                                      93
  Inventories - growing crops - at cost                                     7
  Refundable income taxes                                                  37
  Other                                                                    13
                                                                    ---------
     Total current assets                                           $     293

PROPERTY AND EQUIPMENT - net                                            1,432

OTHER ASSETS                                                               44
                                                                    ---------

      TOTAL                                                         $   1,769
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $      26
  Accrued taxes - other than taxes on income                               19
  Accrued income taxes                                                      3
  Deferred income taxes                                                    41
                                                                    ---------
     Total current liabilities                                      $      89
                                                                    ---------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                             $      84
  Unearned lease income                                                     9
                                                                    ---------
     Total other liabilities and credits                            $      93
                                                                    ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Retained earnings                                                       136
                                                                    ---------
     Total shareholders' equity                                     $   1,587
                                                                    ---------

      TOTAL                                                         $   1,769
                                                                    =========

         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                 JULY 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $     85  $     28
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                                 66        57
    Deferred income taxes                                        15         2
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                       132       (50)
      Inventories                                                27       (38)
      Other current assets                                       41       (26)
    Increase (decrease) in liabilities:
      Accounts payable and other                                (91)      (28)
      Accrued income taxes                                        2       (14)
      Accrued taxes - other than taxes
       on income                                                 19        (6)
                                                           --------  --------
     Net cash provided by (used in) operating
      activities                                           $    296  $    (75)
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $   (145) $   (225)
  Loan to agricultural lessee for expenditure
   regarding irrigation system                                  (47)       -
                                                           --------  --------
     Net cash used in investing activities                 $   (192) $   (225)
                                                           --------  --------


(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



(CONTINUED)
                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                 JULY 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------

CASH FLOW FROM FINANCING ACTIVITIES -
 Dividend paid                                             $    (58) $     -
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               $     46  $   (300)

CASH AND CASH EQUIVALENTS - beginning of period                  97       487
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $    143  $    187
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     -   $     -
                                                           ========  ========

    Income taxes                                           $     (4) $     43
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1997 and the results of its operations and its cash flows for the periods ended July 31, 1997 and 1996. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first nine months of fiscal year 1997 was 32.5%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 12.5%. The Company's effective tax rate for the year ended October 31, 1996 was 29.4%.




                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


                             Results of Operations

  Pipeline Operations - Revenue for the nine months ended July 31, 1997 increased $48,000 or 43.6% as compared to the nine months ended July 31, 1996. The Company entered into an agreement effective December 1, 1996 to jointly operate their gas gathering system with a related party's gas gathering system. A joint central compression and dehydration facility has been built. The income, costs and expenses are shared equally. The nature of the operations of the joint venture including the products have the effect of increasing prices.

  Net Oil and Gas Royalties - Revenue for the nine months ended July 31, 1997 increased $99,000 or 130.3% as compared to the nine months ended July 31, 1996. The increase is primarily due to a new well drilled on the Company's land.

  Operating expenses - Expenses for the nine months ended July 31, 1997 increased $38,000 or 70.4% as compared to the nine months ended July 31, 1996. An increase in pipeline operating expense was offset by a decrease in ranch maintenance expense. The increase in pipeline operating expenses is attributable to expenses of the new jointly owned compression and dehydration facility.

  Administrative and General Expenses - Expenses for the nine months ended July 31, 1997 increased $14,000 or 10.9% as compared to the nine months ended July 31, 1996. Ranch administrative expense increased as the result of an increase in allocated salaries from related parties.

  Depreciation Expense - Depreciation for the nine months ended July 31, 1997 increased $9,000 or 15.8% as compared to the nine months ended July 31, 1996. The increase is attributable to additions in property and equipment.

  Other (Income) - Net - Other (Income) - Net for the nine months ended
July 31, 1997 increased $7,000 or 33.3% as compared to the nine months ended July 31, 1996. Other (Income) - Net primarily increased due to income earned from services performed by ranch personnel.

  Provision for Income Taxes - Provision for income taxes for the nine months ended July 31, 1997 substantially increased as compared to the nine months ended July 31, 1996. This is due to the increase in income before provision for income taxes.

                       Liquidity and Capital Resources

  The Company generated $296,000 of cash flows from operating activities for the nine months ended July 31, 1997 as compared to using $75,000 of net cash flow from operating activities for the nine months ended July 31, 1996. The Company has expended $88,000 representing its 50% share of the construction cost of a jointly owned compression and dehydration facility. The Company anticipates that adequate working capital will continue to be provided from future operations. During the third quarter, the Company paid dividends of $.04 a share to its shareholders.



                       PART II.    OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (A)      Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1997.



                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 11, 1997                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                           (Principal Financial Officer)