Form 10KSB
period 1997-10-31
SEVEN J STOCK FARM INC
filed 1998-01-28
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended October 31, 1997
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 1997 were $747,000.

The aggregate market value of common stock held by non-affiliates on January 9, 1998 was $1,546,808.

As of January 9, 1998 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 1997 are incorporated by reference into Part III.

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

      Related parties:
        Ranch lease - Trust created under will
        of J. R. Parten (Estate of J.R. Parten -
        shareholder of the
        Company)                      6,972 acres            62.6  %

        Land Lease
        John R. Parten, Officer,
        Director and Shareholder
        of the Company                    6 acres             0.1  %

     In accordance with the terms of the agricultural leases, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production.

     In accordance with the ranch leases encompassing 8,172 acres or 73% of Company land, the annual rent, payable monthly, is $16 per net acre (7,442 aggregate net acres). The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party is for a term of five years ending July 31, 1998 with an option to renew for an additional five year term. The ranch lease with the Estate of J. R. Parten and Trust created under the will of J.R. Parten, related parties, was renewed on October 31, 1994 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.

     Under a lease agreement for fifty years beginning September 1, 1997, the Company is leasing approximately six acres of land to John R. Parten, an officer, director and shareholder of the Company. Under the terms of the lease agreement, the Company is entitled to an annual rent of $200, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

     For the two fiscal years ended October 31, 1997 and 1996, revenue generated from the leasing activities including share of crops represented 40% and 52%, respectively, of the Company's total revenue.

Pipeline Operations
-------------------
     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary which owns a gas gathering system, commenced operating its natural gas pipelines. For fiscal years ended October 31, 1997 and 1996, pipeline income represented 27% and 30%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various pipelines.

     Effective December 1, 1996, the subsidiary entered into a joint operating agreement with another pipeline company ("operator") owned by Mr. John R. Parten, an officer, director and shareholder of the Company. Under the agreement, the subsidiary and operator share the cost of constructing a central compression and dehydration facility on an equal basis. In addition, the subsidiary and operator share on an equal basis the revenues, costs and expenses of operating the combined gathering systems and central compression and dehydration facility. The term of the agreement is for one year and for month-to-month thereafter until cancelled. The combined gathering systems are currently servicing fourteen producing gas wells. Thirteen wells are operated by Parten Operating Inc.,which is owned by John R. Parten.

Oil and Gas Royalties
---------------------
     The Company receives oil and gas royalties attributable to seventeen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 1997 and 1996, net royalty income represented 34% and 19%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.













Major Customers
---------------
     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 1997 and 1996 are summarized as follows:

                                                          FISCAL YEAR ENDED
                                                            OCTOBER 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
                                                           (in thousands)
     Ranch lease - Estate of J. R. Parten and
     trust created under will of J.R. Parten-
     related parties                                  $      100   $      100
     Agricultural leases - Caney Valley Cotton Co.           138           -
     Pipeline operations - Gathering income
     attributable to gas wells partially
     owned by related parties                                138          122
                                                       ---------    ---------
     Total revenues - major customers                 $      376   $      222
                                                       =========    =========
     Percentage to total revenues - all
      customers                                               50%          41%
                                                       =========    =========

Employees
---------

     The Company presently employs one full time ranch employee and seven part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with the individuals to be satisfactory. The
Company has not experienced serious difficulty in hiring qualified employees.

General
-------

     The Company does not own any patents, trademarks, licenses, franchises or concessions which might be deemed important to the Company or to any of its segments. The Company does not have backlog orders or contractual commitments. The Company has not expended any funds in research activities. The Company anticipates no material effects on its business concerning compliance with federal, state and local provisions which have been enacted or adopted concerning environmental matters.

     The Company operates in the United States and does not have foreign operations or export sales.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owns in fee approximately 11,140 acres of land in Houston County, Texas, adjoining the Trinity River located about 100 miles north of Houston, Texas. Of this land, approximately 35% is planted as native pasture, approximately 36% is improved pasture consisting of coastal bermuda and bahia grasses, approximately 23% is cropland cultivated in cotton, wheat, milo, and corn, and approximately 6% is wooded pasture or wasteland. Improvements include approximately twenty miles of roads, approximately eighty four miles of perimeter and cross fencing, nine water wells, a levee approximately ten miles long with pumping units, five single family residences, three buildings, seven barns or warehouses, two sheds, four corrals, and one stable/tack room. Oil and gas royalties are received from oil and gas companies. Seventeen oil and gas wells are producing on the Company's land and six wells are shut-in. The lessees of the minerals underlying Company land are related parties.

     Madison Pipe Line Co. property consists of three pipelines currently servicing six gas wells located adjacent to Seven J Stock Farm, Inc. properties, and a 50% undivided interest in a compression and dehydration facility.


ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted bid prices of the common shares for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                               QUOTED BID
                                                 PRICE
                                         -------------------------
     QUARTER                               1997             1996
     -------                             --------         --------

     First                               $   3.50         $   3.50
     Second                                  3.50             3.50
     Third                                   3.50             3.50
     Fourth                                  3.50             3.50

     The above quoted bid prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 7, 1998, the Company had approximately 793 shareholders.

     For the second consecutive year, the Company has paid a dividend to its shareholders.

     On May 15, 1997, the Company paid a $.04 per share cash dividend to shareholders of record as of March 20, 1997.

     Although no restrictions exist for the payment of dividends, any future payment of cash dividends will depend upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                  ---------------------------
                                                     1997                1996
                                                   COMPARED          COMPARED
                                                   TO 1996            TO 1995
                                                  ----------       ----------
     REVENUES:
       Pipeline operations                            23.8%           (18.8)%
       Net oil and gas royalties                     146.1             (4.7)
       Farm produce sales                             11.9            (39.2)
       Ranch lease rentals                             -                 -
       Total revenues                                 38.1            (21.1)

     COSTS AND EXPENSES:
       Operating expenses                             68.9             (35.3)
       General and administrative expenses              .1              26.1
       Depreciation and amortization                  24.7              10.6
       Other (income) expense - net                   60.0             (16.7)
       Taxes - other than income taxes               ( 2.3)            (15.4)
         Total costs and expenses                     22.7              (5.9)

     INCOME BEFORE PROVISION FOR INCOME TAXES         99.1            (52.0)

       Provision for income taxes                     50.0%           (50.8)%

     The following is a discussion of material changes in the results of operations of the Company.

                    COMPARISON OF FISCAL YEARS 1997 AND 1996
                    ----------------------------------------
REVENUES
--------

     Pipeline Operations - Pipeline gathering revenue for fiscal year 1997 increased 23.8% as compared to fiscal year 1996. The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by a pipeline company ("operator") owned by John R. Parten. Under the terms of the agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to remove excess water content from the gas before delivery to a gas plant owned by an unrelated party. The Company and the operator share equally the income, costs and expenses of operating the gathering system, including the dehydration facility (Ft. Trinidad Pipeline system).


     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year
1997 increased 146.1% as compared to fiscal year 1996. The increase is primarily due to oil and gas royalties received on a new well drilled on Company land. Gas royalties increased 45.9% because of an increase of 16% in natural gas production including the new well(thousand cubic feet "MCF") (1997 12,866 MCF; 1996 - 11,095 MCF), and an increase of 25.1% in natural gas prices (average price per MCF: 1997 - $2.89; 1996 - $2.31). Oil and condensate royalties increased 176.6% because of an increase of 175.6% in oil and condensate production (barrel "bbl") (1997 - 11,144 bbls.; 1996 - 4,044 bbls), and an increase of 2.6% in oil and condensate prices (average price per barrel:
1997 - $20.72; 1996 - $20.20). The Company's undiscounted future revenues in proven developed oil and gas reserves are estimated to be approximately $1,300,000.

     Farm Produce Sales - Farm produce sales for fiscal year 1997 increased 11.9% as compared to fiscal year 1996. Cotton production yield increased 292.9% (1997 - 220,000 lbs.; 1996 - 56,000 lbs.) The 1996 cotton crop was severally damaged by adverse weather conditions.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take an additional four years before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs.

Costs and Expenses
------------------

     Operating Expenses - Operating expenses increased 68.9% for fiscal year 1997 as compared to fiscal year 1996. The increase is primarily attributable to an increase of the operating expenses of the Ft. Trinidad Pipeline system.

     The increase in pipeline revenue was not adequate to offset the increase in pipeline operating expenses. Management anticipates that pipeline operations will improve during fiscal year 1998 because the Company and the operator of the Ft. Trinidad Pipeline system will sell the raw gas rather than have it processed through a gas plant. Pipeline revenues are reduced by gas plant processing fees and by any shrinkage of natural gas during processing.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1997 increased 24.7% as compared to fiscal year 1996. The increase is attributable to ranch properties and to the addition of the Ft. Trinidad Pipeline compression and dehydration facility.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 1997 increased 60% as compared to fiscal year 1996. The increase is attributable to income earned for services charged others for ranch labor.

     Taxes - Other Than Income Taxes - Taxes - other than income taxes for fiscal year 1997 decreased 2.3% as compared to fiscal year 1996.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1997 increased 50% as compared to fiscal year 1996. The increase is attributable to an increase in pre-tax accounting income.





                    COMPARISON OF FISCAL YEARS 1996 AND 1995

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

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1996 decreased 4.7% as compared to fiscal year 1995. A decrease of 29.2% in natural gas production (thousand cubic feet "MCF") (1996 - 11,095 MCF; 1995 - 15,679 MCF) was partially offset by a 32% increase in natural gas prices (average price per MCF; 1996 - $2.31; 1995 - $1.75). A decrease of 19.2% in oil and condensate production (barrel "bbl") (1996 - 4,044 bbl; 1995 - 5,007 bbl) was partially offset by a 20.2% increase in oil and condensate prices (average price per barrel: 1996 - $20.20; 1995 - $16.81). The Company's undiscounted future revenues in proved developed oil and gas reserves is estimated to be approximately $405,000 at October 31, 1996.

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


Costs and Expenses
------------------

     Operating Expenses - Operating expenses decreased 35.3% for fiscal year 1996 as compared to fiscal year 1995. The decrease in operating expenses are attributable to reduction of costs of agricultural leases and ranch operating expenses. Operating expenses of the agricultural leases were substantially lower due to the low cotton production yields caused by adverse weather conditions. Ranch operating expenses decreased due to a decrease in outside services expense for painting and maintaining ranch fences and buildings.
This decrease in payments to contract labor was partially offset by an increase in ranch salaries. Operating expenses of the gathering system for fiscal year 1996 were about the same as compared to fiscal year 1995.

     General and Administrative Expenses - General and administrative expenses for the fiscal year 1996 increased 26.1% as compared to fiscal year 1995. The increase in expense is attributable to increases in insurance, legal, salaries, and office expense. Insurance expense for fiscal year 1996 increased due to increased insurance premiums and retroactive policy premium adjustments. Legal fees were incurred in connection with the payment of dividends to shareholders and other matters. Salaries and office expense increased due to increase in allocated salaries and office expense from related parties.

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

     Taxes - Other Than Income Taxes - Taxes-other than income taxes for fiscal year 1996 decreased 15.4% as compared to fiscal year 1995 due to a reduction in franchise taxes.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1996 decreased 51% as compared to fiscal year 1995. The decrease is attributable to a similar decrease in pre-tax accounting income.



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As indicated by the Company's consolidated statement of cash flows, cash and cash equivalents at the end of fiscal year 1997 increased $35,000 as compared to the end of fiscal year 1996. Net cash provided by operating activities of $369,000 was utilized to pay $58,000 in dividends to shareholders and to pay $229,000 for capital expenditures. The Company expended $33,000 for an extension to the irrigation system, or construction of gas lines, $46,000 in building improvements, $97,000 in the gathering system central compression and dehydration facility, and $53,000 in other ranch equipment or property. In addition, the Company' loaned $47,000 to a lessee of one of its agricultural leases in order for the lessee to purchase an irrigation system for use on the lease.
















ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------




To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.



     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1997 and 1996 and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


                                        MATTISON AND RIQUELMY


January 12, 1998
Houston, Texas


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      --------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1997 AND 1996

                (in thousands except for share and per share data)
=============================================================================

                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                               $    132   $     97
  Accounts receivable                                           65        126
  Accounts receivable - related parties                         33         99
  Accounts and note receivable - other                          11          1
  Inventories                                                  138         35
  Refundable income taxes                                       52         66
  Other current assets                                          10         13
                                                           -------    -------
     Total current assets                                 $    441   $    437

PROPERTY AND EQUIPMENT - at cost, less accumulated
 depreciation of $1,854 in 1997 and $1,766 in 1996           1,492      1,353

OTHER ASSETS                                                    45          8
                                                           -------    -------

       TOTAL                                              $  1,978   $  1,798
                                                           =======    =======

(CONTINUED)


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1997 AND 1996

                (in thousands except for share and per share data)
=============================================================================

  (CONTINUED)                                                 OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $     82   $     58
  Accounts payable - related parties                            38         25
  Accrued taxes - other than income taxes                       28         -
  Accrued expenses - other                                      20         34
  Accrued income taxes payable                                   1          1
  Deferred income taxes                                         39         41
                                                           -------    -------
     Total current liabilities                            $    208   $    159
                                                           -------    -------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                   $     90   $     70
  Unearned lease income                                          9          9
                                                           -------    -------
     Total other liabilities and credits                  $     99   $     79
                                                           -------    -------

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Retained earnings                                            220        109
                                                           -------    -------
     Total shareholders' equity                           $  1,671   $  1,560
                                                           -------    -------

       TOTAL                                              $  1,978   $  1,798
                                                           =======    =======

            The accompanying notes to consolidated financial statements are an integral part of these statements.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997 AND 1996

                (in thousands except for share and per share data)
=============================================================================

                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1997        1996
                                                          --------   --------
REVENUES:
  Pipeline operations                                     $     60   $     24
  Pipeline operations - related parties                        138        136
  Net oil and gas royalties                                    251        102
  Farm produce sales                                           179        160
  Ranch lease rentals                                           19         19
  Ranch lease rentals - related party                          100        100
                                                           -------    -------
     Total revenues                                       $    747   $    541
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    102   $    122
  Operating expenses - related parties                         121         10
  General and administrative expenses                          112        123
  General and administrative expenses - related parties         93         80
  Depreciation and amortization                                 91         73
  Other (income) expense - net                                 (15)        (7)
  Other (income) expense - net - related parties               (17)       (13)
  Taxes - other than income taxes                               38         39
  Taxes - other than income taxes - related parties              5          5
                                                           -------    -------
     Total costs and expenses                             $    530   $    432
                                                           -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                  $    217   $    109
  Provision for income taxes                                    48         32
                                                           -------    -------

NET INCOME                                                $    169   $     77
                                                           =======    =======
NET INCOME PER SHARE (1,451,000 weighted -
 average shares outstanding)                              $    .12   $    .05
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

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997 AND 1996

                    (in thousands except for per share data)
=============================================================================

                              COMMON STOCK                         TOTAL
                         ---------------------    RETAINED     SHAREHOLDERS'
                           SHARES      AMOUNT     EARNINGS        EQUITY
                         ---------   ---------    ---------     -------------

Balance at
 October 31, 1995            1,451   $   1,451    $      90     $       1,541

Net income                      -           -            77                77
Dividend paid - $.04
per share                                               (58)              (58)
                          --------     --------      -------          --------
Balance at
 October 31, 1996            1,451   $   1,451    $     109     $       1,560

Net income                      -           -           169               169

Dividend paid - $.04
 per share                      -           -           (58)              (58)
                          --------    --------     --------      ------------

Balance at
 October 31, 1997            1,451   $   1,451    $     220     $       1,671
                          ========    ========     ========      ============





















            The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997 AND 1996

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (in thousands)
=============================================================================

                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    169   $     77
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                 91         73
  Deferred income taxes                                         18         49
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Inventories                                             (103)       (30)
      Accounts receivable                                      127       (115)
      Refundable income taxes                                   14        (66)
      Other assets                                               3         (4)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                     50        (45)
      Accrued income taxes payable                               -        (13)
                                                           -------    -------
        Net cash provided by (used in) operating
        activities                                        $    369   $    (74)
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (229)  $   (258)
  Loan to agricultural lessee                                  (47)        -
                                                           -------    -------
        Net cash provided by (used in) investing
         activities                                       $   (276)  $   (258)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES - Dividends paid     $    (58)  $    (58)
                                                           -------     ------


(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997 AND 1996

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
=============================================================================

  (CONTINUED)                                               FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $     35   $   (390)

CASH AND CASH EQUIVALENTS - beginning of year                   97        487
                                                           -------    -------

CASH AND CASH EQUIVALENTS - end of year                   $    132   $     97
                                                           =======    =======

SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid                                       $     16   $     63
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

2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

     Property and equipment consists of:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

       Buildings and building improvements                $    602   $    538
       Levee, drainage, irrigation, roads, and
       flood control facilities                                595        584
       Farm implements, trucks, and tractors                    50         50
       Fences, corrals, and other equipment                    683        637
       Gathering system and dehydration facility               797        700
       Pecan grove and irrigation system
       (not commercially productive)                           322        310
                                                           -------    -------
                                                          $  3,049   $  2,819
       Less accumulated depreciation                         1,854      1,766
                                                           -------    -------
                                                          $  1,195   $  1,053
       Land                                                    297        300
                                                           -------    -------
       Property and equipment - net                       $  1,492   $  1,353
                                                           =======    =======

2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION (CONTINUED)

     Depreciation of property and equipment is based on the estimated useful lives. Annual lives for depreciation are as follows:

                                                             YEARS
                                                            --------
       Buildings and building improvements                   5 - 40
       Levee, drainage, irrigation, roads, and
       flood control facilities                              7 - 50
       Farm implements, trucks, and tractors                 5 - 10
       Fences, corrals, and other equipment                  5 - 20
       Gathering system and dehydration facility            10 - 20
       Pecan grove and irrigation system                         20

3.   RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement, expiring July 31, 1998, with an unrelated party, covers 1,182 net acres. The lessee has an option to renew the lease for an additional five years subject to possible escalation. The other lease for 6,260 net acres with the Estate of J. R. Parten and trust created under the will of J.R. Parten, related parties, expires on October 31, 1998. The lease is subject to earlier termination by either party giving three months notice.

     Unearned lease income of $9,000 at October 31, 1997 and 1996 represents prepaid rent attributable to the unrelated party lease.

     Under a fifty year lease agreement beginning September 1, 1997, the Company is leasing approximately six acres of land to John R. Parten, an officer, director and shareholder of the Company. Under the terms of the lease agreement, the Company is entitled to an annual rent of $200, subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

4.   AGRICULTURAL LEASES

     Approximately 2,612 acres or 23% of the Company land is leased to unrelated parties under two lease agreements. The Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production.

     The lessee of one lease agreement covering 1,621 acres exercised his option to renew the lease for an additional two-year period expiring on the harvest date of the 1999 crop. The other lease agreement, which covers 991 acres, expires on the harvest date of the 2000 crop.








5.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                                  1997 QUARTER ENDED
                                        -------------------------------------
                                        JANUARY    APRIL      JULY    OCTOBER
                                           31        30        31       31
                                        -------   -------   -------   -------
                                       (in thousands except per share amounts)

     Revenues                           $    122  $   146   $   162   $   317
                                          ======   ======    ======    ======
     Net income                         $     19  $    27   $    39   $    84
                                         ======    ======    ======    ======
     Net income per share               $    .01  $   .02   $   .03   $   .06
                                         ======    ======    ======    ======



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
                                         ======    ======    ======    ======

     The 1997 and 1996 fourth quarter revenues include seasonal sales of harvested cotton.

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

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 1997 and 1996 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents.


6.    BUSINESS SEGMENTS (CONTINUED)

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                     $    179   $    160
         Ranch leases                                          119        119
                                                           -------    -------
                                                          $    298   $    279
                                                           -------    -------

       Oil and gas:
         Net oil and gas royalties                        $    251   $    102
         Pipeline operations                                   198        160
                                                           -------    -------
                                                          $    449   $    262
                                                           -------    -------
           Total revenues                                 $    747   $    541
                                                           =======    =======
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                     $    113   $    108
         Ranch leases                                           (1)        (7)
                                                           -------    -------
                                                          $    112   $    101
                                                           -------    -------

       Oil and gas:
         Net oil and gas royalties                        $    245   $     97
         Pipeline operations                                    38        101
                                                           -------    -------
                                                          $    283   $    198
                                                           -------    -------
           Total operating profit                         $    395   $    299

       Other income (expense) - net                             32         20
       General corporate expenses                             (210)      (210)
                                                           -------    -------
           Income before provision for income taxes       $    217   $    109
                                                           =======    =======

     IDENTIFIABLE ASSETS:
       Agriculture                                        $  1,511   $  1,307
       Oil and gas                                             327        381
       Corporate assets                                        140        110
                                                           -------    -------
           Total assets                                   $  1,978   $  1,798
                                                           =======    =======





6.  BUSINESS SEGMENTS (CONTINUED)

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    132   $    258
       Oil and gas                                              97         -
                                                           -------    -------
           Total capital expenditures                     $    229   $    258
                                                           =======    =======

     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     53   $     38
       Oil and gas                                              38         35
                                                           -------    -------
           Total depreciation and amortization            $     91   $     73
                                                           =======    =======

     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
       Company's net revenues are summarized as
       follows by business segments:
       Ranch lease - Estate of J. R. Parten - and trust
       created under will of J.R. Parten related parties  $    100   $    100
       Agricultural leases - Caney Valley Cotton Co.
       (1996 less than 10%)                                    138         -
       Pipeline operations - Gathering income
       attributable to gas wells partially
       owned by related parties                                138        122
                                                           -------    -------
         Total revenues - major customers                 $    376   $    222
                                                           =======    =======

         Percentage to total revenues - all customers           50%        41%
                                                           =======    =======

7.   RELATED PARTY TRANSACTIONS

     The relationship of the Estate of J. R. Parten to the Company is that of a shareholder. Mr. John R. Parten and Mr. Robert F. Pratka, officers, directors and shareholders of the Company, are Co-Executors of the Estate of
J. R. Parten and Co-Trustees of a trust created under the will of J.R. Parten.

     Information concerning ranch and land leases to related parties are also disclosed in Note 3 of the notes to consolidated financial statements.















7.     RELATED PARTY TRANSACTIONS (CONTINUED)

     The following is a description of significant related party transactions for the fiscal years ended October 31, 1997 and 1996:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
       from gas wells owned by related
       parties                                               $ 138  $     136

       50% share of operating expenses of gathering systems
       operated by pipeline company owned by John R. Parten    111          -

       Ranch lease rentals received from the Estate
       of J. R. Parten and trust created under will            100        100
       of J.R. Parten

       Allocated salaries, payroll taxes and other
       expenses of two part-time employees by a
       company owned by John. R. Parten                         45         35

       Allocated office salaries, payroll taxes, office
       rent and other office expenses by the Estate of
       J. R. Parten and trust under the will of J.R. Parten     63         60

       Ranch labor income received from a company owned
       by John R. Parten                                         2          -

       Rental income received from:
       Pipeline company owned by John R. Parten,                 2          2
       Company owned by John R. Parten,                         10         10
       other related parties.                                    3          -

       Capital expenditures - equipment and labor
       charges for construction of irrigation system
       and central compression and dehydration facility
       purchases from pipeline company owned by
       John R. Parten                                          105         16













8.   FEDERAL INCOME TAXES

     The components of the provision for Federal income taxes for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

     Current income tax expense (benefit)                 $     30   $    (17)
     Deferred income taxes                                      18         49
                                                           -------    -------
                                                          $     48   $     32
                                                           =======    =======

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     At October 31, 1997, the Company has a credit for prior year alternative minimum tax carryover for income tax purposes of $7,000.

     The total deferred income tax liabilities and deferred income tax benefits with related valuation allowances as of October 31, 1997 and 1996 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

     Deferred income tax liabilities:
       Excess tax depreciation                            $    101   $    101
       Use of cash basis method of accounting                   35         38
                                                           -------    -------
                                                          $    136   $    139
                                                           -------    -------

     Deferred income tax benefits - net of related
      valuation allowances:
      Credit for prior years alternative minimum
      tax carryover                                       $      7   $     28
                                                           -------    -------
     Net deferred income tax liability                    $    129   $    111
                                                           =======    =======










     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 1997 and 1996 is as follows:
                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

     Computed Federal income tax at statutory rate of 34% $     74   $     37
     Tax benefit of graduated Federal income tax rates          (8)        (4)
     Tax benefit of credit for prior year alternative
      minimum tax                                               (1)         -
     Percentage depletion attributable to oil and gas
      royalties                                                (17)         -
     State income tax differential                               -         (1)
                                                           -------   --------
     Provision for income taxes                           $     48   $     32
                                                           =======    =======
     Effective Federal income tax rate                        22.1%      29.4%
                                                           =======    =======
9.   NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 1997 and 1996 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

     Gross oil and gas royalties                          $    268   $    107
     Production taxes                                          (17)        (5)
                                                           -------    -------
        Net oil and gas royalties                         $    251   $    102
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

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 48       Chairman of the Board and President

R. F. Pratka                   75       Vice-President and Treasurer

Valerie Coulter                55       Secretary

     On November 18, 1992, John R. Parten was elected President of the Company. He served the Company as Vice-President from 1987 to November 18, 1992.

     R. F. Pratka has served the Company as Vice-President and Treasurer since 1970.

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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 1997.


                                                                   EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 1997, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the financial statements of this subsidiary are included in the Company's consolidated financial statements.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 27, 1998                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 27, 1998                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 27, 1998                          s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)