Form 10QSB
period 1998-01-31
SEVEN J STOCK FARM INC
filed 1998-03-17
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 11, 1998 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------

REVENUES:
  Pipeline operations                                 $       27   $       54
  Oil and gas royalties - net of excise taxes                 44           35
  Pasture and ranch lease rentals                             30           30
  Farm produce sales                                           7            3
                                                      ----------   ----------
     Total revenues                                   $      108   $      122
                                                      ----------   ----------

COSTS AND EXPENSES:
  Operating expenses                                  $       18   $       17
  Administrative and general expenses                         51           56
  Depreciation                                                24           18
  Other costs and expenses                                     9            9
  Other (income) expense - net                                (4)          (5)
                                                      ----------   ----------
     Total costs and expenses                         $       98   $       95
                                                      ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES              $       10   $       27
  Provision for income taxes (Note 2)                          2            8
                                                      ----------   ----------

NET INCOME                                            $        8   $       19
                                                      ==========   ==========

NET INCOME PER SHARE (1,451,000 weighted -
 average shares outstanding)                          $      .01   $      .01
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None










The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 1998
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $         36
  Accounts receivable                                                      69
  Inventories                                                             138
  Refundable income taxes                                                  50
  Other current assets                                                     13
                                                                 ------------
    Total current assets                                         $        306

PROPERTY AND EQUIPMENT - net                                            1,559

OTHER ASSETS                                                               52
                                                                 ------------

     TOTAL                                                       $      1,917
                                                                 ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $        100
  Accrued taxes - other than taxes on income                                1
  Deferred income taxes                                                    38
                                                                 ------------
    Total current liabilities                                    $        139
                                                                 ------------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         90
  Unearned lease income                                                     9
                                                                 ------------
    Total other liabilities and credits                          $         99
                                                                 ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings                                                       228
                                                                 ------------
    Total shareholders' equity                                   $      1,679
                                                                 ------------

     TOTAL                                                       $      1,917
                                                                 ============

The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------

                                                           (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $        8   $       19
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                              24           18
    Deferred income taxes                                     -             3
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                     29           87
      Inventories                                             -            35
      Refundable income taxes                                  2            4
      Other current assets                                     8            7
      Other assets                                            (7)          -
    Increase (decrease) in liabilities:
      Accounts payable                                       (40)         (58)
      Accrued income taxes                                    (1)          -
      Accrued taxes - other than taxes on income             (27)           3
      Other liabilities                                       (1)          -
                                                      ----------   ----------
     Net cash provided by (used in) operating
      activities                                      $       (5)  $      118
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                $      (91)  $      (63)
  Purchase of certificate of deposit                           -          (75)
                                                      ----------   ----------
     Net cash (used in) investing activities          $      (91)  $     (138)
                                                      ----------   ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           $      (96)  $      (20)

CASH AND CASH EQUIVALENTS - beginning of period              132           97
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - end of period             $       36   $       77
                                                      ==========   ==========



(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)



(CONTINUED)

                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------

                                                           (in thousands)

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $       -     $      -
                                                     ===========   ==========

    Income taxes                                     $       -     $      -
                                                     ===========   ==========

NON CASH PURCHASE OF PROPERTY AND EQUIPMENT          $       -     $      -
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

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 1998 and the results of its operations and its cash flows for the periods ended January 31, 1998 and 1997. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending
January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

   Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

   The reported tax rate in the first three months of fiscal year 1998 was 21.2%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 29.4%. The Company's effective tax rate for the year ended October 31, 1997 was 22.1%.


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                              Results of Operations

   Pipeline operations - Revenue for the three months ended January 31, 1998 decreased $27,000 or 50.0% as compared to the three months ended January 31, 1997.. This is primarily the result of a decrease in gas volume transmitted.

   Net Oil and Gas Royalties - Revenue for the three months ended January 31, 1998 increased $9,000 or 25.7% as compared to the three months ended
January 31, 1997.  The increase is due to the drilling of an additional well

   Administrative and General Expenses - Expenses for the three months ended January 31, 1998 decreased $5,000 or 8.9%. This decrease is made up various decreases in numerous general and administrative accounts.

   Provision for Income Taxes - Provision for income taxes for the three months ended January 31, 1997 decreased $2,000 as compared to the three months ended January 31, 1997. This is due to a decrease in income before provision for income taxes.


                          Liquidity and Capital Resources

   The Company had $5,000 negative cash flow in operating activities for the three months ended January 31, 1998 as compared to generating $118,000 of net cash flow from operating activities for the three months ended January 31, 1997. The company anticipates that adequate working capital will continue to be provided from future operations.

                          PART II.   OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 1998.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 16, 1998                               R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)