Form 10QSB
period 1998-07-31
SEVEN J STOCK FARM INC
filed 1998-09-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 1998 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                           JULY 31,             JULY 31,
                                      ------------------   ------------------
                                        1998      1997       1998      1997
                                      --------  --------   --------  --------


REVENUES:
Pipeline operations                   $     72  $     71   $    217  $    158
Oil and gas royalties - net of
 excise taxes                               48        61        168       175
Farm produce sales                         108         1        118         8
Pasture and ranch lease rentals             29        29         89        89
                                      --------  --------   --------  --------
   Total revenues                     $    257  $    162   $    592  $    430
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
Operating expenses                    $    115  $     47   $    221  $     92
Administrative and general expenses         41        40        147       143
Depreciation                                30        23         79        66
Other (income) - net                       (16)      (17)       (26)      (28)
Taxes other than income taxes               15        12         33        31
                                      --------  --------   --------  --------
   Total costs and expenses           $    185  $    105   $    454  $    304
                                      --------  --------   --------  --------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                $     72  $     57   $    138  $    126
  Provision for income taxes (Note 2)       11        18         32        41
                                      --------  --------   --------  --------

NET INCOME                            $     61  $     39   $    106  $     85
                                      ========  ========   ========  ========

NET INCOME PER SHARE (1,451,000
 weighted average shares outstanding) $    .04  $    .03   $    .08  $    .06
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None        .07       .04
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JULY 31, 1998
             (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)
                                                                     JULY 31,
                ASSETS                                                1998
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $       5
  Accounts receivable                                                     160
  Refundable income taxes                                                  26
  Other                                                                    13
                                                                    ---------
     Total current assets                                           $     204

PROPERTY AND EQUIPMENT - net                                            1,670

OTHER ASSETS                                                              105
                                                                    ---------

      TOTAL                                                         $   1,979
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $      90
  Dividend payable                                                          2
  Accrued taxes - other than taxes on income                               20
  Deferred income taxes                                                    38
                                                                    ---------
     Total current liabilities                                      $     150
                                                                    ---------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                             $     101
  Unearned lease income                                                     9
                                                                    ---------
     Total other liabilities and credits                            $     110
                                                                    ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Retained earnings                                                       268
                                                                    ---------
     Total shareholders' equity                                     $   1,719
                                                                    ---------

      TOTAL                                                         $   1,979
                                                                    =========

         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                     INCREASE IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $    106  $     85
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                                 79        66
    Deferred income taxes                                        11        15
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                       (51)      132
      Inventories                                               138        27
      Other current assets                                       23        41
    Increase (decrease) in liabilities:
      Accounts payable and other                                (48)      (91)
      Accrued income taxes                                       (1)        2
      Accrued taxes - other than taxes
       on income                                                 (8)       19
      Deferred income taxes                                      (1)       -
                                                           --------  --------
     Net cash provided by operating
      activities                                           $    248  $    296
                                                           --------  --------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                     INCREASE IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)




(CONTINUED)
                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                 JULY 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $   (257) $   (145)
  Loan to individual                                            (10)      (47)
  Investment in Trinity Valley Pecan Co.                        (50)       -
                                                           --------  --------
     Net cash used in investing activities                 $   (317) $   (192)
                                                           --------  --------

CASH FLOW FROM FINANCING ACTIVITIES -
 Dividend paid                                             $    (58) $    (58)
                                                           --------  --------

NET INCREASE (DECREASE)IN CASH AND CASH
 EQUIVALENTS                                               $   (127) $     46

CASH AND CASH EQUIVALENTS - beginning of period                 132        97
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $      5  $    143
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     -   $     -
                                                           ========  ========

    Income taxes                                           $     14  $     (4)
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1998 and the results of its operations and its cash flows for the periods ended July 31, 1998 and 1997. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported tax rate in the first nine months of fiscal year 1998 was 23.2%, which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 32.5%. The Company's effective tax rate for the year ended October 31, 1997 was 22.1%.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

  Pipeline Operations - Revenue for the nine months ended July 31, 1998 increased $59,000 or 37.3% as compared to the nine months ended July 31, 1998. The increased profitability is attributable to selling raw gas rather than processing the gas through a gas plant.

  Farm produce sales increased $110,000 or 1,375%. The increase is due to receiving crop insurance proceeds during this quarter due to the extreme drought conditions. The normal harvest is in the fall of the year.

  Operating Expenses - Expenses for the nine months ended July 31, 1998 increased $172,000 or 186.96% as compared to the nine months ended July 31, 1997. The increase in pipeline operating expenses is attributable to expenses of the new jointly owned compression and dehydration facility.

  Depreciation - Depreciation for the nine months ended July 31, 1998 increased $13,000 or 19.7% as compared to the nine months ended July 31, 1997. The increase is attributable to additions of property and equipment.

  Provision for Income Taxes - Provision for income taxes for the nine months ended July 31, 1998 decreased $9,000 as compared to the nine months ended
July 31, 1997.  This is due to an adjustment of the effective income tax rate.

                     Liquidity and Capital Resources

  The Company generated $205,000 of cash flows from operating activities for the nine months ended July 31, 1998 which is a decrease of $91,000 or 30.7% as compared to July 31, 1997. This decrease in cash flows is primarily due to decreases in accounts receivable and accounts payable.

  On July 16, 1998, Seven J Stock Farm, Inc invested $50,000 for a 50% interest in Trinity Valley Pecan Co ("Trinity"), The other owner is the J. R. Parten Ranch Trust. Trinity is in the process of constructing a pecan shelling plant which will cost in excess of $550,000. Approximately two acres of land are leased by the Company to Trinity for operations. In July, 1998, Trinity entered into a loan agreement with First National Bank of Crockett, Texas covering an obligation of $554,000. The interest rate is 9.95% with maturity in 2005. Proceeds of the loan will be used for construction of the pecan shelling plant. The company and the J. R. Parten Ranch Trust have guaranteed the loan. It is anticipated that additional funds will be invested in Trinity by the Company.

  The Company anticipates that adequate working capital will continue to be provided from future operations.

                     PART II.   OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1998.



                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     September 11, 1998                    SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)