Form 10KSB
period 1998-10-31
SEVEN J STOCK FARM INC
filed 1999-02-01
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended October 31, 1998
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 1998 were $787,000.

The aggregate market value of common stock held by non-affiliates on January 12, 1999 was $1,279,194.

As of January 12, 1999 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 1998 are incorporated by reference into Part III.

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

     The Company has invested $100,000 for a 50% interest in Trinity Valley Pecan Company ("Trinity") during the fiscal year ended October 31, 1998. The other 50% owner is the J. R. Parten Ranch Trust, a related party. Approximately two acres of land are leased by the Company to Trinity for operations. On July 9, 1998, Trinity entered into a loan agreement with a bank covering an obligation of $554,000. The interest rate is 9.95% with maturity in 2005. Proceeds of the loan have been used for construction of a pecan shelling plant located on the leased company land. The Company and the
J. R. Parten Ranch Trust have guaranteed the loan. In addition, the Company and the J. R. Parten Ranch Trust have guaranteed Trinity's $200,000 line-of-credit with the bank. Trinity's business is specialty retail and wholesale sales of pecans and pecan products.

     During November, 1998, the Company borrowed $150,000 from a bank. Proceeds were used to increase the investment in Trinity by $100,000 and $50,000 was used for general corporate purposes.

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
        Agricultural leases           1,691 acres            15.2  %
        Ranch lease                   1,200 acres            10.8

      Related parties:
        Ranch lease - Trust created under will
        of J. R. Parten (Estate of J. R. Parten -
        shareholder of the
        Company)                      6,972 acres            62.6  %

        Land Lease
        John R. Parten, Officer,
        Director and Shareholder
        of the Company                    6 acres             0.1%
        Trinity Valley Pecan Company,
        50% - owned affiliate             2 acres               -%

     In accordance with the term of the agricultural lease agreement, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production.

     During fiscal year ending 1998, 2,612 acres were leased under two separate agricultural lease agreements. Due to the financial hardship of one of the lessees, an agricultural lease covering 921 acres will not be renewed for the 1999 crop year.

     In accordance with the ranch leases encompassing 8,172 acres or 73% of Company land, the annual rent, payable monthly, is $16 per net acre (7,442 aggregate net acres). The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party was renewed on July 31, 1998 for a term of five years ending July 31, 2003. The ranch lease with the Estate of J. R. Parten and Trust created under the will of J. R. Parten, related parties, was renewed on October 31, 1994 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.

     Under a lease agreement for fifty years beginning September 1, 1997, the Company is leasing approximately six acres of land to John R. Parten, an officer, director, and shareholder of the Company. Under the terms of the lease agreement, the Company is entitled to an annual rent of $200, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance, and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

     Under a lease agreement for fifty years beginning September 1, 1998, the Company is leasing approximately two acres of land to its 50% - owned affiliate, Trinity. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance and the cost of construction, repairs, or maintenance of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

     For the two fiscal years ended October 31, 1998 and 1997, revenue generated from the leasing activities including share of crops represented 32% and 40%, respectively, of the Company's total revenue.

Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary which owns a gas gathering system, commenced operating its natural gas pipelines. For fiscal years ended October 31, 1998 and 1997, pipeline income represented 39% and 27%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various pipelines.

     Effective December 1, 1996, the subsidiary entered into a joint operating agreement with another pipeline company ("operator") owned by John R.
Parten, an officer, director and shareholder of the Company. Under the agreement, the subsidiary and operator share the cost of constructing a central compression and dehydration facility on an equal basis. In addition, the subsidiary and operator share on an equal basis the revenues, costs and expenses of operating the combined gathering systems and central compression and dehydration facility. The term of the agreement is for one year and for month-to-month thereafter until cancelled. The combined gathering systems are currently servicing fifteen producing gas wells. Thirteen wells are operated by Parten Operating Inc., which is owned by John R. Parten.

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to seventeen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 1998 and 1997, net royalty income represented 30% and 34%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 1998 and 1997 are summarized as follows:

                                                          FISCAL YEAR ENDED
                                                            OCTOBER 31,
                                                       ----------------------
                                                         1998         1997
                                                       ---------    ---------
                                                           (in thousands)
     Ranch lease - Estate of J. R. Parten and
      Trust created under will of J. R. Parten-
      related parties                                 $      100   $      100
     Agricultural leases:
      Caney Valley Cotton Co.- (1998 less than 10%)           -           138
      Crop growers insurance - (1997 less than 10%)           92           -

     Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by related parties                               207          138
                                                       ---------    ---------
     Total revenues - major customers                 $      399   $      376
                                                       =========    =========
     Percentage to total revenues - all
      customers                                             50.7%        50.3%
                                                       =========    =========


Employees
---------

     The Company presently employs three full-time ranch employees and five part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with the individuals to be satisfactory. The
Company has not experienced serious difficulty in hiring qualified employees.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None




                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted average prices of the common shares for the fiscal years ended October 31, 1998 and 1997 are as follows:


                                               QUOTED AVERAGE
                                                   PRICE
                                          -------------------------
     QUARTER                                1998             1997
     -------                              --------         --------
     First                               $  4.375         $   4.50
     Second                                 4.375             3.75
     Third                                  4.4375            4.375
     Fourth                                 4.4375            4.375

     The above quoted average prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 7, 1999, the Company had approximately 776 shareholders.

     For the third consecutive year, the Company has paid a dividend to its shareholders.

     On May 15, 1998, the Company paid a $.04 per share cash dividend to shareholders of record as of March 20, 1998.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                   --------------------------
                                                     1998              1997
                                                   COMPARED          COMPARED
                                                   TO 1997            TO 1996
                                                  --------           --------
     REVENUES:
       Pipeline operations                            53.0%           (23.8)%
       Net oil and gas royalties                      (6.8)           146.1
       Farm produce sales                            (26.8)            11.9
       Ranch lease rentals                             -                 -
       Total revenues                                  5.4             38.1

     COSTS AND EXPENSES:
       Operating expenses                             38.1             68.9
       General and administrative expenses            16.1               .1
       Depreciation and amortization                   9.9             24.7
       Equity in loss of 50% owned affiliate         100.0              -
       Other (income) expense - net                    9.4             60.0
       Taxes - other than income taxes                  -              (2.3)
         Total costs and expenses                     28.9             22.7

     INCOME BEFORE PROVISION FOR INCOME TAXES        (52.1)            99.1

       Provision for income taxes                    (37.5)            50.0

     The following is a discussion of material changes in the results of operations of the Company.

                    COMPARISON OF FISCAL YEARS 1998 AND 1997
                    ----------------------------------------
REVENUES
--------

     Pipeline Operations - Pipeline gathering revenue for fiscal year 1998 increased 53% as compared to fiscal year 1997. The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by a pipeline company ("operator") owned by John R. Parten. Under the terms of the agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to remove excess water content from the gas before delivery to a gas plant owned by an unrelated party. The Company and the operator share equally the income, costs and expenses of operating the gathering system, including the dehydration facility (Ft. Trinidad Pipeline System). The increased profitability is attributable to selling raw gas rather than processing the gas through the gas plant. During fiscal year 1997, pipeline revenues were reduced by gas plant processing fees and by any shrinkage of natural gas during processing.

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1998 decreased 6.8% as compared to fiscal year 1997. The decrease is primarily due to a decline in oil prices. Gas royalties increased 14.7% because an increase of 29% in natural gas production (thousand cubic feet "MCF") (1998-16,570 MCF; 1997 - 12,866 MCF), was partially offset by decrease of 11% in natural gas prices (average price per MCF: 1998 - $2.57; 1997 - $2.89). Oil and condensate royalties decreased 10.3% because of an increase of 27.9% in oil and condensate production (barrel "bbl") (1998 - 14,251 bbls; 1997 - 11,144 bbls), and a decrease of 30.9% in oil and condensate prices (average price per barrel: 1998 - $14.31; 1997 - $20.72).

     Farm Produce Sales - Farm produce sales for fiscal year 1998 decreased 26.8% as compared to fiscal year 1997. The 1997 cotton crop was substantially destroyed by adverse weather conditions. The company received a percentage of crop insurance proceeds based on historical cotton yields. An agricultural lease covering 921 acres or 35% of land leased will not be renewed for the 1999 crop year.


     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take an additional three years before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs.

Costs and Expenses
------------------
     Operating Expenses - Operating expenses increased 23.8% for fiscal year 1998 as compared to fiscal year 1997.

     Pipeline operating expenses increased 38.1% for fiscal year 1998 as compared to fiscal year 1997 as the result of increased pipeline revenue.

     Ranch operating expenses increased 109.1% for fiscal year 1998 as compared to fiscal year 1997 as the result of increased repairs and maintenance expense for levees, ditches, and irrigation system.

     Farm operating expense increased 9.2% for fiscal year 1998 as compared to fiscal year 1997. The company abandoned an unsuccessful water project. The project expenses were partially offset by a reduction in crop expenses as the result of the crop being destroyed by adverse weather conditions.

     General and administrative expenses increased 16.1% for fiscal year 1998 as compared to fiscal year 1997. The increase is primarily due to expenses incurred with the company's 50th anniversary party and special shareholder report.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1998 increased 9.9% as compared to fiscal year 1997. The increase is attributable to additions to ranch properties.

     Equity in loss of 50% owned affiliate - On July 2, 1998, the company acquired a 50% interest in Trinity Valley Pecan Company. The affiliate operated a specialty retail store selling primarily pecans and pecan products.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 1998 increased 9.4% as compared to fiscal year 1997. The increase is attributable to an increase in interest income.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1998 decreased 37.5% as compared to fiscal year 1997. The decrease is attributable to a decrease in the effective rate of income tax.





                    COMPARISON OF FISCAL YEARS 1997 AND 1996

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

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year
1997 increased 146.1% as compared to fiscal year 1996. The increase is primarily due to oil and gas royalties received on a new well drilled on Company land. Gas royalties increased 45.9% because of an increase of 16% in natural gas production including the new well (thousand cubic feet "MCF") (1997 12,866 MCF; 1996 - 11,095 MCF), and an increase of 25.1% in natural gas prices (average price per MCF: 1997 - $2.89: 1996 - $2.31). Oil and condensate royalties increased 176.6% because of an increase of 175.6% in oil and condensate production (barrel "bbl") (1997 - 11,144 bbls; 1996 - 4,044 bbls), and an increase of 2.6% in oil and condensate prices (average price per barrel:
1997 - $20.72; 1996 - $20.20). The Company's undiscounted future revenues in proven developed oil and gas reserves are estimated to be approximately $1,300,000.

     Farm Produce Sales - Farm produce sales for fiscal year 1997 increased 11.9% as compared to fiscal year 1996. Cotton production yield increased 292.9% (1997 - 220,000 lbs.; 1996 - 56,000 lbs.) The 1996 cotton crop was severally damaged by adverse weather conditions.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take four years before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs.

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

     Taxes - Other Than Income Taxes - Taxes-other than income taxes for fiscal year 1997 decreased 2.3% as compared to fiscal year 1996.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1997 increased 50% as compared to fiscal year 1996. The increase is attributable to an increase in pre-tax accounting income.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As indicated by the Company's consolidated statement of cash flows, cash and cash equivalents at the end of fiscal year 1998 decreased $115,000 as compared to the end of fiscal year 1997. Net cash provided by operating activities of $292,000 was utilized to pay $58,000 in dividends to shareholders and to pay $256,000 for capital expenditures. In addition, the Company invested $100,000 in its 50% - owned affiliate, Trinity Valley Pecan Company.

During November, 1998, the Company borrowed $150,000 in order to invest an additional $100,000 in the affiliate. The Company's oil and gas properties and future revenues attributable to the properties were pledged for this loan.

Year 2000 Readiness
-------------------

     The Company's data processing system is maintained by a related party. The Company has been advised that the related party is currently in the assessment phase of reviewing its information system and that outside consultants will be retained to modify mission critical software. The Company's allocated share of the cost is estimated to be less than $5,000.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.


     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1998 and 1997 and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.






                                        MATTISON AND RIQUELMY






January 12, 1999
Houston, Texas


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1998 AND 1997

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                              OCTOBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                               $     17   $    132
  Accounts receivable                                           36         65
  Accounts receivable - related parties                         88         33
  Accounts and note receivable - other                          52         11
  Inventories                                                    -        138
  Refundable income taxes                                        -         52
  Other current assets                                          15         10
                                                           -------    -------
     Total current assets                                 $    208   $    441


INVESTMENT AND ADVANCES TO 50% OWNED AFFILIATE            $     71   $      -

PROPERTY AND EQUIPMENT - at cost, less accumulated
 depreciation of $1,951 in 1998 and $1,854 in 1997           1,641      1,492

OTHER ASSETS                                                     1         45
                                                           -------    -------

       TOTAL                                              $  1,921   $  1,978
                                                           =======    =======












(CONTINUED)


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1998 AND 1997

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------

  (CONTINUED)                                                 OCTOBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $     11   $     82
  Accounts payable - related parties                            38         38
  Accrued taxes - other than income taxes                       25         28
  Accrued expenses - other                                      23         20
  Accrued income taxes payable                                  31          1
  Deferred income taxes                                          -         39
                                                           -------    -------
     Total current liabilities                            $    128   $    208
                                                           -------    --------
OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                   $     97   $     90
  Unearned lease income                                          9          9
                                                           -------    -------
     Total other liabilities and credits                  $    106   $     99
                                                           -------    --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Retained earnings                                            236        220
                                                           -------    -------
     Total shareholders' equity                           $  1,687   $  1,671
                                                           -------    --------
       TOTAL                                              $  1,921   $  1,978
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


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1997

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
1998        1997
                                                          --------  ---------
REVENUES:
  Pipeline operations                                     $     96   $     60
  Pipeline operations - related parties                        207        138
  Net oil and gas royalties                                    234        251
  Farm produce sales                                           131        179
  Ranch lease rentals                                           19         19
  Ranch lease rentals - related party                          100        100
                                                           -------    -------
     Total revenues                                       $    787   $    747
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    123   $    102
  Operating expenses - related parties                         185        121
  General and administrative expenses                          139        112
  General and administrative expenses - related parties         99         93
  Depreciation and amortization                                100         91
  Equity in loss of 50% owned affiliate                         29          -
  Other (income) expense - net                                 (19)       (15)
  Other (income) expense - net - related parties               (16)       (17)
  Taxes - other than income taxes                               35         38
  Taxes - other than income taxes - related parties              8          5
                                                           -------    -------
     Total costs and expenses                             $    683   $    530
                                                           -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                  $    104   $    217
  Provision for income taxes                                    30         48
                                                           -------    -------

NET INCOME                                                $     74   $    169
                                                           =======    =======

EARNINGS PER SHARE - BASIC (1,451,000 weighted -
 average shares outstanding)                              $    .05   $    .12
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

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1997

                    (in thousands except for per share data)
-----------------------------------------------------------------------------
                              COMMON STOCK
                         ---------------------                      TOTAL
                                                  RETAINED       SHAREHOLDERS'
                           SHARES      AMOUNT     EARNINGS          EQUITY
                         ---------    --------    ---------      ------------

Balance at
 October 31, 1996            1,451   $   1,451   $      109     $       1,560

Net income                     -            -           169               169

Dividend paid - $.04
 per share                                              (58)              (58)
                         ---------    --------    ---------      ------------
Balance at
 October 31, 1997            1,451   $   1,451   $      220     $       1,671

Net income                     -            -            74                74

Dividend paid - $.04
 per share                     -            -           (58)              (58)
                         ---------    --------    ---------      ------------
Balance at
 October 31, 1998            1,451   $   1,451   $      236     $       1,687
                         =========    ========    =========      ============






















            The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1997

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (in thousands)
-----------------------------------------------------------------------------
                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $     74   $    169
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                             100         91
     Deferred income taxes                                     (32)        18
     Equity in loss of 50% owned affiliate                      29          -
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Inventories                                              138       (103)
      Accounts receivable                                      (31)       127
      Refundable income taxes                                   52         14
      Other assets                                               3          3
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                    (71)        50
      Accrued income taxes payable                              30          -
                                                           -------    -------
        Net cash provided by operating activities         $    292   $    369
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (256)  $   (229)
  Loan to agricultural lessee                                    -        (47)
  Proceeds from sale of property                                 7          -
  Investment and advances to 50% owned affiliate              (100)
                                                           -------    -------
        Net cash (used in) investing
         activities                                       $   (349)  $   (276)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES - Dividends paid     $    (58)  $    (58)
                                                           -------    -------


(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1997

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
-----------------------------------------------------------------------------
  (CONTINUED)                                               FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                           -------    -------
                                                            1998       1997
                                                           -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $   (115)  $     35

CASH AND CASH EQUIVALENTS - beginning of year                  132         97
                                                           -------    -------
CASH AND CASH EQUIVALENTS - end of year                   $     17   $    132
                                                           =======    =======
SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid (refunds received)                    $    (21)  $     16
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

     Preparation of Financial Statements - The financial statements reflect, on a consolidated basis, the accounts of Seven J Stock Farm, Inc. and Subsidiary. The wholly-owned subsidiary is Madison Pipe Line Co. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used for investments in affiliates owned between 20% and 50%.

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

2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

     Property and equipment consists of:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                             (in thousands)

       Buildings and building improvements                $    669   $    602
       Levee, drainage, irrigation, roads, and
        flood control facilities                               652        595
       Farm implements, trucks, and tractors                    52         50
       Fences, corrals, and other equipment                    809        683
       Gathering system and dehydration facility               797        797
       Pecan grove and irrigation system
        (not commercially productive)                          325        322
                                                           -------    -------
                                                          $  3,304   $  3,049
       Less accumulated depreciation                         1,951      1,854
                                                           -------    -------
                                                          $  1,353   $  1,195
       Land                                                    288        297
                                                           -------    -------
       Property and equipment - net                       $  1,641   $  1,492
                                                           =======    =======

2.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION (CONTINUED)

     Depreciation of property and equipment is based on the estimated useful lives. Annual lives for depreciation are as follows:
                                                             YEARS
                                                            -------
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

3. 50% - OWNED AFFILIATE

On July 2, 1998, the Company purchased a 50% interest in Trinity Valley Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:

                                                        OCTOBER 31,
                    BALANCE SHEET                          1998
                 -------------------                    ------------
                                                       (in thousands)
     Assets:
       Current assets                                  $         346
       Noncurrent assets (primarily property and
        equipment)                                               746
                                                        ------------
         TOTAL                                         $       1,092
                                                        ============
     Liabilities:
       Current liabilities                             $         370
       Noncurrent liabilities                                    514
     Shareholders' equity:
       Common stock and paid-in capital                          300
       Deficit                                                   (92)
                                                        ------------
          TOTAL                                        $       1,092
                                                        ============

                                                        FOR THE TWELVE
                                                         MONTHS ENDED
                                                          OCTOBER 31,
                                                             1998
                                                        ------------
                                                       (in thousands)
             STATEMENT OF NET INCOME (LOSS)
             ------------------------------
     Revenues                                          $          67
     Costs and expenses                                          203
                                                        ------------
     Income (loss) before provision for income taxes   $        (136)
     Provision for income taxes (benefit)                        (46)
                                                        ------------
     Net income (loss)                                 $         (90)
                                                        ============

    Equity in loss of 50% - owned affiliate of $29,000 includes only 50% of the affiliate's loss from July 2, 1998 (date of acquisition) through October 31, 1998. At July 2, 1998, the excess purchase price of $50,000 over 50% of the fair value of the affiliate's underlying net assets is $14,000. This amount is being amortized over a twenty year period using the straight-line method.

4. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the loans of its 50% owned affiliate with a bank. The principal balances of a plant construction loan and $200,000 working capital line-of-credit at October 31, 1998 were $554,000 and $71,000, respectively.

     In order to maintain its 50% interest in the affiliate, the Company agreed to contribute an additional $150,000 as paid-in capital. At October 31, 1998, the Company had a commitment of $100,000 to contribute funds to its affiliate. In November, 1998 the Company borrowed funds to pay this obligation. In regard to the loan agreement, the Company pledged its oil and gas properties and future revenues attributable to the properties for payment of the loan. The loan was guaranteed by John R. Parten and by the Estate of J. R. Parten.

5.   RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers 1,182 net acres was renewed July 31, 1998, for an additional five year term. The other lease for 6,260 net acres with the Estate of J. R. Parten and Trust created under the will of J. R. Parten, related parties, expires on October 31, 1999. The lease is subject to earlier termination by either party giving three months notice.

     Unearned lease income of $9,000 at October 31, 1998 and 1997 represents prepaid rent attributable to the unrelated party lease.

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

     Under a fifty year lease agreement beginning September 1, 1998, the Company is leasing approximately two acres of land to it's 50% owned affiliate. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance and the cost of construction, repairs, or maintenance of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.



6.   AGRICULTURAL LEASES

     Approximately 2,612 acres or 23% of the Company land is leased to unrelated parties under two lease agreements. The Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production.

     The lessee of one lease agreement covering 1,621 acres exercised his option to renew the lease for an additional two-year period expiring on the harvest date of the 1999 crop. The other lease agreement, which covers 991 acres was not renewed for the 1999 crop year.

7.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                                  1998 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY   APRIL      JULY    OCTOBER
                                           31        30        31       31
                                         -------   -------   -------   -------
                                       (in thousands except per share amounts)

     Revenues                           $    108  $    169  $    257  $    253
                                         -------   -------   -------   -------
     Net income                         $      8  $     37  $     61  $    (32)
                                         -------   -------   -------   -------
     Net income per share               $    .01  $    .02  $    .04  $   (.02)
                                         =======   =======   =======   =======


                                                 1997 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY    APRIL      JULY   OCTOBER
                                           31        30        31       31
                                         -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $    122  $    146  $    162  $    317
                                         -------   -------   -------   -------
     Net income                         $     19  $     27  $     39  $     84
                                         -------   -------   -------   -------
     Net income per share               $    .01  $    .02  $    .03  $    .06
                                         =======   =======   =======   =======

     The 1997 fourth quarter revenues include seasonal sales of harvested cotton.

8.   BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of field crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segments consist of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.
     Financial information concerning the Company's business segments for the fiscal years ended October 31, 1998 and 1997 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents.

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1998      1997
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                    $     131  $     179
         Ranch leases                                          119        119
                                                          --------   --------
                                                         $     250  $     298
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     234  $     251
         Pipeline operations                                   303        198
                                                          --------   --------
                                                         $     537  $     449
                                                          --------   --------
           Total revenues                                $     787  $     747
                                                          ========   ========
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                    $      66  $     113
         Ranch leases                                          (62)        (1)
                                                          --------   --------
                                                         $       4  $     112
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     231  $     245
         Pipeline operations                                   111         38
                                                          --------   --------
                                                         $     342  $     283
                                                          --------   --------
           Total operating profit                        $     346  $     395

       Other income (expense) - net                              6         32
       General corporate expenses                             (248)      (210)
                                                          --------   --------
           Income before provision for income taxes      $     104  $     217
                                                          ========   ========
     IDENTIFIABLE ASSETS:
       Agriculture                                       $   1,584  $   1,511
       Oil and gas                                             312        327
       Corporate assets                                         25        140
                                                          --------   --------
           Total assets                                  $   1,921  $   1,978
                                                          ========   ========
8.   BUSINESS SEGMENTS (CONTINUED)

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    256   $    132
       Oil and gas                                               -         97
                                                           -------    -------
           Total capital expenditures                     $    256   $    229
                                                           =======    =======
     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     63   $     53
       Oil and gas                                              37         38
                                                           -------    -------
           Total depreciation and amortization            $    100   $     91
                                                           =======    =======
     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
          Ranch lease - Estate of J. R. Parten and Trust
           created under will of J.R. Parten related
           parties                                        $    100   $    100
          Agricultural leases -
           Caney Valley Cotton Co. (1998 less than 10%)          -        138
           Crop growers insurance (1997 less than 10%)          92          -
          Pipeline operations - Gathering income
           attributable to gas wells partially
           owned by related parties                            207        138
                                                           -------    -------
           Total revenues - major customers               $    399   $    376
                                                           =======    =======
           Percentage to total revenues - all customers       50.7%      50.3%
                                                           =======    =======
9.   RELATED PARTY TRANSACTIONS

     The relationship of the Estate of J. R. Parten to the Company is that of a shareholder. John R. Parten and Robert F. Pratka, officers, directors and shareholders of the Company, are Co-Executors of the Estate of
J. R. Parten and Co-Trustees of J. R. Parten Ranch Trust, a trust created under the will of J. R. Parten.

     Information concerning ranch and land leases to related parties are also disclosed in Note 5 of the notes to consolidated financial statements.

     The following is a description of significant related party transactions for the fiscal years ended October 31, 1998 and 1997:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------- ---------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
       from gas wells owned by related
       parties                                           $      207 $     138


       50% share of operating expenses of gathering systems
       operated by pipeline company owned by John R. Parten     154      111

       Ranch lease rentals received from the Estate
       of J.R. Parten and Trust created under will
       of J.R. Parten                                           100      100

       Allocated salaries, payroll taxes, and other
       expenses of two part-time employees by a
       company owned by John R. Parten                           45       45

       Allocated office salaries, payroll taxes, office
       rent, and other office expenses by the Estate of
       J.R. Parten and Trust under the will of J.R. Parten       93       63

       Ranch labor income received from a company owned
       by John R. Parten                                          -        2

       Rental income received from:
         Pipeline company owned by John R. Parten                 2        2
         Company owned by John R. Parten                         11       10
         Other related parties                                    3        3

       Capital expenditures - equipment and labor
       charges for construction of irrigation system
       and central compression and dehydration facility
       purchases from pipeline company owned by
       John R. Parten                                            12      105

10.   FEDERAL INCOME TAXES

     The components of the provision for income taxes for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
                                                             (in thousands)

     Current income tax expense                          $      62 $      30
     Deferred income taxes                                     (32)       18
                                                          --------  --------
                                                         $      30 $      48
                                                          ========  ========
     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.









     The total deferred income tax liabilities and deferred income tax benefits with related valuation allowances as of October 31, 1998 and 1997 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (in thousands)

     Deferred income tax liabilities:
       Excess tax depreciation                            $    104   $    101
       Use of cash basis method of accounting                    -         35
                                                           -------    -------
                                                          $    104   $    136
                                                           -------    -------
     Deferred income tax benefits - net of related
      valuation allowances (1998 and 1997 - None):
      Use of cash basis of accounting                     $      4   $      -
      Write-off impaired investment in co-op                     3          -
      Credit for prior years alternative minimum
      tax carryover                                              -          7
                                                           -------    -------
                                                          $      7   $      7
                                                           -------    -------
     Net deferred income tax liabilities                  $     97   $    129
                                                           =======    =======


     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 1998 and 1997 is as follows:
                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (in thousands)

     Computed Federal income tax at statutory rate of 34% $     35   $     74
     Tax benefit of graduated Federal income tax rates          (7)        (8)
     Tax benefit of credit for prior year alternative
      minimum tax                                                -         (1)
     Percentage depletion attributable to oil and gas
      royalties                                                (14)       (17)
     State income tax differential                               5          -
     Equity in loss of 50% owned affiliate                      11          -
                                                           -------    -------
     Provision for income taxes                           $     30   $     48
                                                           =======    =======
     Effective Federal income tax rate                        28.8%      22.1%
                                                           =======    =======




11.   NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 1998 and 1997 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (in thousands)

     Gross oil and gas royalties                          $    249   $    268
     Production taxes                                          (15)       (17)
                                                           -------    -------
        Net oil and gas royalties                         $    234   $    251
                                                           =======    =======
12.   CONCENTRATION OF CREDIT RISK

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

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 49       Chairman of the Board and President

R. F. Pratka                   76       Vice-President and Treasurer

Valerie Coulter                56       Secretary



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


                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

No.       Description
---       -----------
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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 1998.


                                                                   EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 1998, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the financial statements of this subsidiary are included in the Company's consolidated financial statements.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 28, 1999                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 28, 1999                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 28, 1999                          s/ R.F. Pratka
                                          ------------------------------------
                                          R.F. Pratka, Vice-President,
                                          Treasurer and Director (Chief
                                          Financial and Accounting Officer)



January 28, 1999                         s/ Patrick J. Moran
                                         ------------------------------------
                                         Patrick J. Moran
                                         Director


January 28, 1999                         s/ William C. Bennett
                                         ------------------------------------
                                         William C. Bennett
                                         Director