Form 10QSB
period 1999-01-31
SEVEN J STOCK FARM INC
filed 1999-03-17
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 11, 1999 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------

REVENUES:
  Pipeline operations                                 $       70   $       55
  Oil and gas royalties - net of excise taxes                 31           44
  Pasture and ranch lease rentals                             30           30
  Farm produce sales                                          35            7
                                                      ----------   ----------
     Total revenues                                   $      166   $      136
                                                      ----------   ----------

COSTS AND EXPENSES:
  Operating expenses                                  $       60   $       46
  Administrative and general expenses                         58           51
  Depreciation                                                26           24
  Equity in loss of 50% owned affiliate                       35           -
  Other costs and expenses                                    11            9
  Interest expense                                             2           -
  Other (income) expense - net                                (9)          (4)
                                                      ----------   ----------
     Total costs and expenses                         $      183   $       98
                                                      ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       $      (17)  $       10
  Provision for income taxes (Note 2)                          5            2
                                                      ----------   ----------

NET INCOME (LOSS)                                     $      (22)  $        8
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE (1,451,000 weighted -
 average shares outstanding)                          $     (.02)  $      .01
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None









The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 1999
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $          9
  Accounts receivable                                                     116
  Accounts and notes receivable - other                                    48
  Refundable income tax                                                     4
  Other current assets                                                     15
                                                                 ------------
    Total current assets                                         $        192

INVESTMENTS AND ADVANCES TO 50% OWNED AFFILIATE                           140

PROPERTY AND EQUIPMENT - net                                            1,631

OTHER ASSETS                                                                1
                                                                 ------------

     TOTAL                                                       $      1,964
                                                                 ============
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $         26
  Accrued taxes - other than taxes on income                                6
  Accrued expenses - other                                                 35
  Current maturities of long-term debt                                     18
                                                                 ------------
    Total current liabilities                                    $         85
                                                                 ------------
LONG-TERM DEBT                                                   $        107
                                                                 ------------

OTHER LIABILITIES AND CREDITS:
  Deferred income taxes                                          $         98
  Unearned lease income                                                     9
                                                                 ------------
    Total other liabilities and credits                          $        107
                                                                 ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings                                                       214
                                                                 ------------
    Total shareholders' equity                                   $      1,665
                                                                 ------------

     TOTAL                                                       $      1,964
                                                                 ============

The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $      (22)   $        8
  Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities:
    Depreciation                                              26           24
    Equity in loss of 50% owned affiliate                     35           -
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                      8           29
      Accounts  & notes receivable - other                     5           -
      Refundable income taxes                                 (4)           2
      Other current assets                                     -            8
      Other assets                                             -           (7)
    Increase (decrease) in liabilities:
      Accounts payable                                       (23)         (40)
      Accrued income taxes                                   (31)          (1)
      Accrued taxes - other than taxes on income             (19)         (27)
      Accrued expenses - other                                12           (1)
      Deferred income taxes                                    1           -
      Other liabilities                                       -            (1)
                                                       ---------   ----------
     Net cash provided by (used in) operating
      activities                                      $      (12)  $       (5)
                                                       ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                $      (16)  $      (91)
  Investment and advances to 50% owned affiliate            (105)          -
                                                       ---------   ----------
     Net cash (used in) investing activities          $     (121)  $      (91)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Long-term borrowing                                 $      125   $       -
                                                       ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           $       (8)  $      (96)

CASH AND CASH EQUIVALENTS - beginning of period               17          132
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $        9   $       36
                                                       =========   ==========

(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


(CONTINUED)

                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------

                                                           (in thousands)

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         1   $      -
                                                     ===========   ==========

    Income taxes                                     $        36   $      -
                                                     ===========   ==========

NON CASH PURCHASE OF PROPERTY AND EQUIPMENT          $       -     $      -
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

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 1999 and the results of its operations and its cash flows for the periods ended January 31, 1999 and 1998. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending
January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

   Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

   The reported income tax rate on income excluding equity in loss of 50% owned affiliate in the first three months of fiscal year 1999 was 27.78% which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 20.0%. The Company's effective tax rate for the year ended October 31, 1998 was 28.8%.


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                              Results of Operations

   Pipeline operations - Revenue for the three months ended January 31, 1999 increased $15,000 or 27.3% as compared to the three months ended January 31, 1998.. This is primarily the result of an increase in gas volume transmitted.

   Net Oil and Gas Royalties - Revenue for the three months ended January 31, 1999 decreased $13,000 or 29.5% as compared to the three months ended
January 31, 1998.  The decrease is due to the decline in oil prices.

   Farm Produce Sales - Revenue for the three months ended January 31, 1999 increased $28,000 or 400% as compared to the three months ended January 31, 1998. This was the result of a government farm production payment.

   Administrative and General Expenses - Expenses for the three months ended January 31, 1999 increased $7,000 or 13.7%. This increase is primarily the result of an increase in allocated salaries.

   Equity in loss of 50% owned affiliate - The company's investment in Trinity Valley Pecan Co produced a loss of $35,000. The loss was a result of pecans not being available due to bad weather conditions and start-up productions costs.

   Provision for Income Taxes - Provision for income taxes for the three months ended January 31, 1999 increased $3,000 as compared to the three months ended January 31, 1998. This is due to an increase in income before provision for income taxes excluding equity in loss of 50% owned affiliate.


                          Liquidity and Capital Resources

   The Company had negative cash flow of $12,000 in operating activities for the three months ended January 31, 1999 as compared to a negative cash flow of $5,000 from operating activities for the three months ended January 31, 1998. During the current period, the company borrowed $125,000 for investment in Trinity Valley Pecan Co. a 50% owned affiliate. The company had previously guaranteed a loan of the affiliate in the amount of $514,000. The company anticipates that adequate working capital will continue to be provided from future operations.


                          PART II.   OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 1999.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 16, 1999                               R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)