Form 10QSB
period 1999-07-31
SEVEN J STOCK FARM INC
filed 1999-09-15
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1999

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from        to

          Commission file number 0-1394



                           SEVEN J STOCK FARM, INC.

         (Name of small business issuer as specified in its charter)


                Texas                               74-1110910
                -----                               ----------
     (State of incorporation)        (I.R.S. Employer Identification No.)


            16945 Northchase Dr., Ste 1800, Houston, TX  77060-2151
            -------------------------------------------------------
                    (Address of principal executive offices)


                                (281) 875-9100
                                --------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 8, 1999 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                           JULY 31,             JULY 31,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------


REVENUES:
Pipeline operations                   $     73  $     72   $    206  $    217
Oil and gas royalties - net of
 excise taxes                               42        48        119       168
Farm produce sales                          36       108        123       118
Pasture and ranch lease rentals             29        29         89        89
                                      --------  --------   --------  --------
   Total revenues                     $    180  $    257   $    537  $    592
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
Operating expenses                    $     85  $    115   $    229  $    221
Administrative and general expenses         68        41        198       147
Depreciation and amortization               31        30         85        79
Equity in loss of 50% owned affiliate       56        -         273        -
Interest expense                             7        -          13        -
Other (income) - net                        (9)      (16)       (28)      (26)
Taxes other than income taxes               17        15         35        33
                                      --------  --------   --------  --------
   Total costs and expenses           $    255  $    185   $    805  $    454
                                      --------  --------   --------  --------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                         $    (75) $     72   $   (268) $    138
  Provision for income taxes                (6)       11         (2)       32
                                      --------  --------   --------  --------

NET INCOME (LOSS)                     $    (69) $     61   $   (266) $    106
                                      ========  ========   ========  ========

NET INCOME (LOSS) PER SHARE
 (1,451,000 weighted average shares
  outstanding)                        $   (.04) $    .04   $   (.18) $    .07
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       NONE      NONE       NONE       .04
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JULY 31, 1999
             (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)
                                                                     JULY 31,
                ASSETS                                                 1999
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $      23
  Accounts receivable                                                     138
  Inventories-growing crops                                                51
  Refundable income taxes                                                  19
  Other                                                                     3
                                                                    ---------
     Total current assets                                           $     234

INVESTMENT AND ADVANCES TO 50% OWNED AFFILIATE                             36

PROPERTY AND EQUIPMENT - net                                            1,700

OTHER ASSETS                                                                1
                                                                    ---------
      TOTAL                                                         $   1,971
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                      $     142
  Current maturities of long-term debt                                     43
  Accounts payable                                                        100
  Accrued liabilities-other                                                31
  Accrued taxes - other than taxes on income                               21
  Accrued income taxes                                                      1
                                                                    ---------
     Total current liabilities                                      $     338
                                                                    ---------
OTHER LIABILITIES AND CREDITS:
  Long-term debt                                                    $     100
  Deferred income taxes                                             $     103
  Unearned lease income                                                     9
                                                                    ---------
     Total other liabilities and credits                            $     212
                                                                    ---------
SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Retained earnings (Deficit)                                             (30)
                                                                    ---------
     Total shareholders' equity                                     $   1,421
                                                                    ---------
      TOTAL                                                         $   1,971
                                                                    =========
         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   (266) $    106
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                                85        79
    Deferred income taxes                                         6        11
    Equity in loss of 50% owned affiliate                       273        -
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                        38       (51)
      Inventories                                               (51)      138
      Other current assets                                       (7)       23
    Increase (decrease) in liabilities:
      Accounts payable and other                                 59       (48)
      Accrued income taxes                                      (30)       (1)
      Accrued taxes - other than taxes
       on income                                                 (4)       (8)
      Deferred income taxes                                      -         (1)
                                                           --------  --------
     Net cash provided by operating
      activities                                           $    103  $    248
                                                           --------  --------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)




(CONTINUED)
                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $   (143) $   (257)
  Loan to agricultural lessee                                    -        (10)
  Investment and advances to 50% owned affiliate               (239)      (50)
                                                           --------  --------
     Net cash used in investing activities                 $   (382) $   (317)
                                                           --------  --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividend paid                                            $     -   $    (58)
  Proceeds from note payable                                    142        -
  Proceeds from long-term debt                                  150        -
  Payment on long-term debt                                      (7)       -
                                                           --------  --------
     Net cash provided by (used in) financing activities   $    285  $    (58)
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $      6  $   (127)

CASH AND CASH EQUIVALENTS - beginning of period                  17       132
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $     23  $      5
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $      9  $     -
                                                           ========  ========

    Income taxes                                           $     39  $     14
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1999 and the results of its operations and its cash flows for the periods ended July 31, 1999 and 1998. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported income tax rate on income excluding equity in loss of 50% owned affiliate in the first nine months of fiscal year 1999 was 26.5% which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 23.2%. The Company's effective tax rate for the year ended October 31, 1998 was 28.8%.














NOTE 3 - 50% OWNED AFFILIATE

On July 2, 1998, the Company purchased a 50% interest in Trinity Valley Pecan Company (the "50% owned affiliate") Condensed unaudited financial statements of the 50% owned affiliate are as follows:


              BALANCE SHEET (unaudited)                        July 31, 1999
-----------------------------------------------------          -------------
                                                              (in thousands)
Assets:
  Current assets                                              $           64
  Noncurrent assets (primarily property and equipment)                   931
                                                               -------------
    Total                                                     $          995
                                                               =============

Liabilities:
  Current liabilities                                         $          704
  Noncurrent liabilities                                                 434
Shareholders' equity:
  Common stock and paid-in capital                                       500
  (Deficit)                                                             (643)
                                                               -------------
                                                              $          995
                                                               =============

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               JULY 31, 1999
                                                               -------------
                                                               (in thousands)
        STATEMENT OF INCOME (LOSS) (unaudited)
-----------------------------------------------------
Revenues                                                      $          321
Cost and expenses                                                        820
                                                               -------------
Income (loss) before provision for income taxes               $         (499)
  Provision for income taxes                                              47
                                                               -------------
Net income (loss)                                             $         (546)
                                                               =============

Equity in loss of 50% owned affiliate of the nine months ended July 31, 1999 was $273,000.











ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations:
  Revenue for the nine months ended July 31, 1999 decreased $11,000 or 5.1% as compared to the nine months ended July 31, 1998. This is primarily due to a decrease in gas volume transported.

Net Oil and Gas Royalties:
  Revenue for the nine months ended July 31, 1999 decreased $49,000 or 29.2% as compared to the nine months ended July 31, 1998. The decrease is due to the decline in oil and gas prices.

Farm Produce Sales:
  Revenue for the nine months ended July 31, 1999 increased $5,000 or 4.2% as compared to the nine months ended July 31, 1998. The increase is due to the Company receiving during 1999 government farm production and subsidy payments. The Company received crop insurance proceeds during 1998 for crops destroyed by extreme crop conditions. Growing crops of corn and cotton are expected to be harvested during October and November, 1999.

Operating Expenses:
  Expenses for the nine months ended July 31, 1999 increased $8,000 or 3.6% as compared to the nine months ended July 31, 1998. Farm operating expenses for the period ended 1999 increased $17,000 as compared to the period ended 1998 because the 1998 crops were destroyed by drought. Pipeline operating expenses for the period ended 1999 decreases $12,000 as compared to the period ended 1998 because of the decrease in gas volume transported.

Administrative and General Expenses:
  Expenses for the nine months ended July 31, 1999 increased $51,000 or 34.7% as compared to the nine months ended July 31, 1998. This increase is primarily the result of an increase in allocated salaries.

Depreciation and Amortization:
  Expenses for the nine months ended July 31, 1999 increased $6,000 or 7.6% as compared to the nine months ended July 31, 1998. The increase is attributable to additions to the Company's property and equipment.

Equity in loss of 50% owned affiliate:
  The Company's investment in Trinity Valley Pecan Company produced a loss of $273,000. The loss was a result of pecans not being available due to bad weather conditions and start-up production costs.

Interest Expense:
  The Company borrowed monies from banks during the period ended 1999 to finance its investment in Trinity Valley Pecan Company and its farming operations on land previously farmed by an agricultural lessee.


Provision for Income Taxes:
  Provision for income taxes for the nine months ended July 31, 1999 decreased
   $34,000 as compared to the nine months ended July 31, 1998. The decrease is attributable to a decrease in income before provision for income taxes excluding equity in loss of 50% owed affiliate.



                     Liquidity and Capital Resources

  The Company had net cash flow from operating activities of $103,000 for the nine months ended July 31, 1999 as compared to the net cash flow from operating activities of $248,000 for the nine months ended July 31, 1998. During the current period, the Company borrowed $125,000 for investment in Trinity Valley Pecan Company, a 50% owned affiliate The Company had previously guaranteed a loan of the affiliate in the amount of $514,000. During the quarter ended
July 31, 1999 the plant operations of Trinity Valley Pecan Company were shut down. It is anticipated that Trinity Valley Pecan Company's pecan shelling operations will commence during the last two weeks of September, 1999 and continue through May, 1999. It is anticipated that revenue will be generated from operations before the end of October, 1999. The Company anticipates that adequate working capital will continue to be provided from future operations.

  During the period, the Company borrowed $142,000 to finance the farming operations on land previously leased to an agricultural lessee.















                     PART II.   OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 1999.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     September 13, 1999                   SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)