Form 10KSB
period 1999-10-31
SEVEN J STOCK FARM INC
filed 2000-01-28
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended October 31, 1999
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

                             SEVEN J STOCK FARM, INC.
                             ------------------------

           (Name of small business issuer as specified in its charter)

                Texas                                 74-1110910
                -----                                 ----------

     (State of incorporation)         (I.R.S. Employer Identification No.)

16945 Northchase Dr., Suite 1800, Houston, TX           77060
---------------------------------------------           -----

(Address of principal executive offices)              (Zip Code)
Issuer's telephone number (281) 875-9100

Securities registered under Section 12(b) of the Exchange Act:
                                       None
                                       ----

                                 (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, par value $1.00 a share
                      -------------------------------------

                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 1999 were $816,000.

The aggregate market value of common stock held by non-affiliates on January 10, 2000 was $1,587,672.

As of January 10, 2000 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 1999 are incorporated by reference into Part III.

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

     The Company has invested and advanced $350,000 for a 50% interest in Trinity Valley Pecan Company ("Trinity") which shells and markets pecans and pecan products. The other 50% owner is the J. R. Parten Ranch Trust ("Ranch Trust"), a related party. Approximately two acres of land are leased by the Company to Trinity for operations. On July 9, 1998, Trinity entered into a loan agreement with a bank covering an obligation of $554,000. The interest rate is 9.95% with maturity in 2005. Proceeds of the loan were used for construction of a pecan shelling plant located on the leased land. The Company and the Ranch Trust have guaranteed the loan. In addition, the Company and the Ranch Trust have guaranteed Trinity's $200,000 line-of-credit with a bank.

     For the fiscal year ended in 1999, The Company's reported loss attributable to Trinity is $405,000. Management of Trinity is currently considering permanently discontinuing operations.

     Trinity is currently negotiating with a bank to obtain long-term financing. Under the proposed terms of the financing, the Company will guarantee and pledge land in order for Trinity to secure a $300,000 line-of-credit. The proceeds of the loan will be used in part to pay-down on exiting debt and provide Trinity with working capital.

     As disclosed in the following discussion, the Company receives a material amount of its income from transactions with major customers, including related parties.

Agricultural and Ranch Leases
-----------------------------

     The Company's leased land is as follows:

                                                        PERCENT OF
                                                       TOTAL COMPANY
          LAND LEASED TO                AREA LEASED        LAND
      -----------------------           -----------    -------------

      Unrelated parties:
        Agricultural leases             2,404 acres          21.7  %
        Ranch lease                     1,299 acres          10.8


      Related parties:
        Ranch lease - Ranch Trust
        created under will of J. R.
        Parten (Estate of J. R. Parten
        - shareholder of the Company)   7,180 acres          64.7%

        Land Lease
        John R. Parten, Officer,
        Director and Shareholder
        of the Company                      6 acres           0.1%
        Trinity Valley Pecan Company,
        50% - owned affiliate               2 acres             -%

     In accordance with the term of the agricultural lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production.

     During fiscal year ending in 1999, 1,691 acres of land were leased under an agricultural lease agreement. On January 4, 2000, an additional 713 acres of land were leased under an agriculture lease agreement.

     In accordance with the ranch leases encompassing 8,380 acres or 73% of Company land, the annual rent, payable monthly, is $16 per net acre (7,650 aggregate net acres). The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party was renewed on July 31, 1998 for a term of five years ending July 31, 2003. The ranch lease with the Estate of J. R. Parten and Ranch Trust created under the will of J. R. Parten, related parties, was renewed on October 31, 1999 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.

     Under a lease agreement beginning September 1, 1997, the Company leased approximately six acres of land to John R. Parten, an officer, director, and shareholder of the Company. Under the terms of the lease agreement, the company is entitled to an annual rent of $200, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance, and the cost of construction of any buildings or improvements. Upon lease termination,any buildings or improvements constructed on the leased land becomes the Company's property. The lease term is fifty years.

     Under a lease agreement beginning September 1, 1998, the Company leased approximately two acres of land to Trinity. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance, and the cost of construction, repairs, or maintenance of any buildings or improvements. The lease term is fifty years. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

     For the two fiscal years ended October 31, 1999 and 1998, revenue generated from the leasing activities including share of crops represented 44% and 32%, respectively, of the Company's total revenue.




Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary which owns a gas gathering system, commenced operating its natural gas pipelines. For fiscal years ended October 31, 1999 and 1998, pipeline income represented 33% and 38%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various pipelines.

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

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to seventeen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 1999 and 1998, net royalty income represented 23% and 30%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 1999 and 1998 are summarized as follows:

                                                          FISCAL YEAR ENDED
                                                            OCTOBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
                                                           (in thousands)
     Ranch lease - Estate of J. R. Parten and
      Ranch Trust created under will of J. R. Parten-
      related parties                                 $      100   $      100
     Agricultural leases:
      U.S. Dept. of Agriculture (1998 less than 10%)         132           -
      Crop growers insurance (1999 less than 10%)             -            92

     Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by related parties                               184          207
                                                       ---------    ---------

     Total revenues - major customers                 $      416   $      399
                                                       =========    =========

     Percentage to total revenues - all
      customers                                             51.0%        50.7%
                                                       =========    =========


Employees
---------

     The Company presently employs four full-time ranch employees and four part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with the individuals to be satisfactory. The
Company has not experienced serious difficulty in hiring qualified employees.

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

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted average prices of the common shares for the fiscal years ended October 31, 1999 and 1998 are as follows:


                                               QUOTED AVERAGE
                                                   PRICE
                                          -------------------------
     QUARTER                                1999             1998
     -------                              --------         --------
     First                               $  4.4375        $   4.375
     Second                                 4.00              4.375
     Third                                  4.00              4.4375
     Fourth                                 4.00              4.4375

     The above quoted average prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 10, 2000, the Company had approximately 800 shareholders.

     No dividends were paid to shareholders during the fiscal year ended October 31, 1999.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                   --------------------------
                                                     1999              1998
                                                   COMPARED          COMPARED
                                                   TO 1998            TO 1997
                                                  --------           --------
     REVENUES:
       Pipeline operations                          (12.2)%            53.0 %
       Net oil and gas royalties                    (17.9)             (6.8)
       Farm produce sales                            82.4             (26.8)
       Total revenues                                 3.7               5.4

     COSTS AND EXPENSES:
       Operating expenses                            24.0              38.1
       General and administrative expenses            9.7              16.1
       Depreciation and amortization                 13.0               9.9
       Equity in loss of 50% owned affiliate      1,296.6             100.0
       Other (income) expense - net                  (8.6)              9.4
       Interest expense                             100.0                -
       Taxes - other than income taxes               (2.3)               -
         Total costs and expenses                    74.2              28.9

     INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                                 (459.6)            (52.1)

       Provision for income taxes                  (313.3)            (37.5)

     The following is a discussion of material changes in the results of operations of the Company.

                    COMPARISON OF FISCAL YEARS 1999 AND 1998
                    ----------------------------------------
REVENUES
--------
     Pipeline Operations - Pipeline gathering revenue for fiscal year 1999 decreased 12% as compared to fiscal year 1998. The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by a pipeline company ("operator") owned by John R. Parten. Under the terms of the agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to remove excess water content from the gas before delivery to a gas plant owned by an unrelated party. The Company and the operator share equally the income, costs and expenses of operating the gathering system, including the dehydration facility (Ft. Trinidad Pipeline System). The decrease in pipeline revenue is attributable to a decrease in the quantity (mmbtu-million british thermal units) of natural gas transmitted through the gathering system (1999-630,579 mmbtu; 1998-719,318 mmbtu).

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1999 decreased 18% as compared to fiscal year 1998. The decrease is primarily due to a decline in oil production. Gas royalties increased 2% because an increase of 15% in natural gas production (thousand cubic feet "MCF") (1999-19,064 MCF; 1998 - 16,570 MCF)and an increase of 8% in natural gas prices (average price per MCF: 1999 - $2.77;1998 - $2.57).
Oil and condensate royalties decreased 22% because of a decrease of 29% in oil and condensate production (barrel "bbl") (1999 - 10,124 bbls; 1998 - 14,251 bbls), was partially offset by an increase of 1% in oil and condensate prices (average price per barrel: 1999 - $14.45; 1998 - $14.31). Management anticipates that oil royalties should significantly increase for the fiscal year 2000 as the result of an oil well re-completion.

     Farm Produce Sales - Farm produce sales for fiscal year 1999 increased
82% as compared to fiscal year 1998. During the fiscal year ended 1999, the Company received 100% of the 1999 crop proceeds including government subsidies. During the fiscal year ended 1998, the Company was entitled to 25% of the cotton or 30% of the grain proceeds under the terms of the agricultural lease. During the fiscal year ended 2000, 713 acres of the 921 acres will be leased to a tenant farmer under an agricultural lease. The remaining 208 acres of the 921 acres will be leased under a ranch lease agreement to a trust created under the will of J.R. Parten, a related party.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take an additional two years before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs.

     During the fiscal year ended 2000, the Company will plant pine trees on 228 acres of Company land. The pine trees are not expected to be harvested until the year 2015.

Costs and Expenses
------------------
     Operating Expenses - Operating expenses increased 24% for fiscal year 1999 as compared to fiscal year 1998.

     Pipeline operating expenses decreased 17% for fiscal year 1999 as compared to fiscal year 1998 as the result of decreased pipeline revenue.

     Ranch operating expenses increased 3% for fiscal year 1999 as compared to fiscal year 1998 as the result of increased ranch labor.


     Farm operating expense increased 144% for fiscal year 1999 as compared to fiscal year 1998. The increase is due to increased crop expenses partially offset by a decrease in expenses related to an abandoned water project. During the fiscal year 1998, the Company's crops were destroyed by adverse weather conditions. Because one tenant farmer did not renew his 921 acre agricultural lease for the fiscal year 1999, the Company's share of crop expenses increased to 100% from 25% of cotton or 30% of grain crop expenses under the 1998 agricultural lease agreement. The Company has leased 713 acres of the 921 acres to a tenant farmer for the fiscal year 2000.



     General and administrative expenses increased 10% for fiscal year 1999 as compared to fiscal year 1998. The increase is primarily due to increased salary expense partially offset by a decrease in expenses incurred in connection with the Company's 50th anniversary celebration and 1998 special shareholder's report.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 1999 increased 13% as compared to fiscal year 1998. The increase is attributable to additions to ranch properties and pipeline equipment.

     Equity in loss of 50% owned affiliate -The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal year 1999 was $560,000. The Company's financial statement reflects a loss of $405,000 to the extent of its investment, loan, advances and future commitment to its 50% owned affiliate. During the fiscal year 1999, Trinity commenced operations of its pecan shelling facility. Because of production problems, the operations are unprofitable. Management is currently considering discontinuing the pecan shelling operations permanently.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 1999 decreased 9% as compared to fiscal year 1998.



     Interest expense - The Company borrowed funds from banks and a finance company to invest in its 50% owned affiliate, purchase two tractors, and to provide working capital for its farming operations on 921 acres of Company land.

     Provision for Income Taxes - Provision for income taxes for fiscal year 1999 decreased 313% as compared to fiscal year 1998. The decrease is attributable to decreased income.

                    COMPARISON OF FISCAL YEARS 1998 AND 1997

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

Costs and Expenses
------------------
     Operating Expenses - Operating expenses increased 38.1% for fiscal year 1998 as compared to fiscal year 1997.


     Pipeline operating expenses increased 28.6% for fiscal year 1998 as compared to fiscal year 1997 as the result of increased pipeline revenue.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As indicated by the Company's consolidated statement of cash flows, cash and cash equivalents at the end of fiscal year 1999 increased $43,000 as compared to the end of fiscal year 1998. Net cash provided by operating activities of $297,000 and net cash provided by financing activities of $229,000 was utilized to purchase a $51,000 compressor for the Company's gathering system, $182,000 of ranch property, and investment, loans and advances to its 50% owned affiliate of $250,000. The Company's liquidity could be adversely affected due to losses of and loan guarantees for Trinity Valley Pecan Company. Provision of $85,000 was made attributable to guarantees during fiscal year ended October 31, 1999. As of October 31, 1999, the Company's working capital deficit was $118,000. Payments of $128,000 attributable to notes payable and long-term debt are required during the fiscal year ending October 31, 2000. It is not anticipated that dividends will be paid in the near future.




ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.


     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 1999 and 1998 and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.






                                        MATTISON AND RIQUELMY






January 14, 2000
Houston, Texas


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1999 AND 1998

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                               $     60   $     17
  Accounts receivable                                           62         36
  Accounts receivable - related parties                         76         88
  Accounts and note receivable - other                           6         52
  Deferred income taxes                                         40          -
  Refundable income taxes                                       16          -
  Other current assets                                           8         15
                                                           -------    -------
     Total current assets                                 $    268   $    208


INVESTMENT AND ADVANCES TO 50% OWNED AFFILIATE                   -         71

PROPERTY AND EQUIPMENT - at cost, less accumulated
 depreciation of $2,062 in 1999 and $1,951 in 1998           1,762      1,641

OTHER ASSETS                                                     1          1
                                                           -------    -------

       TOTAL                                              $  2,031   $  1,921
                                                           =======    =======












(CONTINUED)


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1999 AND 1998

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------

  (CONTINUED)                                                 OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                           $     80   $      -
  Current maturities of long-term debt                          48          -
  Accounts payable                                              68         11
  Accounts payable - related parties                           144         38
  Accrued taxes - other than income taxes                       25         25
  Accrued expenses - other                                      20         23
  Accrued income taxes payable                                   1         31
                                                           -------    -------
     Total current liabilities                            $    386   $    128
                                                           -------    -------
OTHER LIABILITIES AND CREDITS:
  Long-term debt                                          $    101   $      -
  Deferred income taxes                                         73         97
  Other liabilities                                             94          9
                                                           -------    -------
     Total other liabilities and credits                  $    268   $    106
                                                           -------    -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Retained earnings (Deficit)                                  (74)       236
                                                           -------    -------
     Total shareholders' equity                           $  1,377   $  1,687
                                                           -------    -------
       TOTAL                                              $  2,031   $  1,921
                                                           =======    =======








            The accompanying notes to consolidated financial statements are an integral part of these statements.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
1999        1998
                                                          --------  ---------
REVENUES:
  Pipeline operations                                     $     82   $     96
  Pipeline operations - related parties                        184        207
  Net oil and gas royalties                                    192        234
  Farm produce sales                                           239        131
  Ranch lease rentals                                           19         19
  Ranch lease rentals - related party                          100        100
                                                           -------    -------
     Total revenues                                       $    816   $    787
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    254   $    123
  Operating expenses - related parties                         128        185
  General and administrative expenses                          192        139
  General and administrative expenses - related parties         69         99
  Depreciation and amortization                                113        100
  Equity in loss of 50% owned affiliate                        405         29
  Other (income) expense - net                                  (3)       (19)
  Other (income) expense - net - related parties               (29)       (16)
  Interest expense                                              19          -
  Taxes - other than income taxes                               39         35
  Taxes - other than income taxes - related parties              3          8
                                                           -------    -------
     Total costs and expenses                             $  1,190   $    683
                                                           -------    -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           $   (374)  $    104
  Provision for income taxes                                   (64)        30
                                                           -------    -------

NET INCOME (LOSS)                                         $   (310)  $     74
                                                           =======    =======

EARNINGS (LOSS) PER SHARE - BASIC (1,451,000 weighted -
 average shares outstanding)                              $   (.21)  $    .05
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

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

                    (in thousands except for per share data)
-----------------------------------------------------------------------------

                              COMMON STOCK        RETAINED          TOTAL
                         ---------------------    EARNINGS       SHAREHOLDERS'
                           SHARES      AMOUNT     (DEFICIT)         EQUITY
                         ---------    --------    ---------      ------------

Balance at
 October 31, 1997            1,451   $   1,451   $      220     $       1,671

Net income                     -            -            74                74

Dividend paid - $.04
 per share                                              (58)              (58)
                         ---------    --------    ---------      ------------
Balance at
 October 31, 1998            1,451   $   1,451   $      236     $       1,687

Net income (loss)              -           -           (310)             (310)

                         ---------    --------    ---------      ------------
Balance at
 October 31, 1999            1,451   $   1,451   $      (74)    $       1,377
                         =========    ========    =========      ============






















            The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (in thousands)
-----------------------------------------------------------------------------
                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $   (310)  $     74
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                             113        100
     Deferred income taxes                                     (64)       (32)
     Equity in loss of 50% owned affiliate                     405         29
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Inventories                                                -        138
      Accounts receivable                                       32        (31)
      Refundable income taxes                                  (16)        52
      Other assets                                               7          3
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                    160        (71)
      Accrued income taxes payable                             (30)        30
                                                           -------    -------
        Net cash provided by operating activities         $    297   $    292
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (233)  $   (256)
  Proceeds from sale of property                                 -          7
  Investment and advances to 50% owned affiliate              (250)      (100)
                                                           -------    -------
        Net cash (used in) investing
         activities                                       $   (483)  $   (349)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            $    166   $      -
  Proceeds from notes payable                                   80          -
  Payment on long-term debt                                    (17)         -
  Dividends paid                                                 -        (58)
                                                           -------    -------
        Net cash provided by (used in) financing
         activities                                       $    229   $    (58)
                                                           -------    -------



                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)
-----------------------------------------------------------------------------
  (CONTINUED)                                               FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $     43   $   (115)

CASH AND CASH EQUIVALENTS - beginning of year                   17        132
                                                           -------    -------
CASH AND CASH EQUIVALENTS - end of year                   $     60   $     17
                                                           =======    =======
SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid (refunds received)                    $     46   $    (21)
                                                           =======    =======

  Interest paid                                           $     16   $      -
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     Seven J Stock Farm, Inc. was incorporated in Texas in 1948. The principal operations of Seven J Stock Farm, Inc., and Subsidiary (the "Company") which are conducted on 11,140 acres of land consist of producing and selling field crops, leasing pastures, and gathering natural gas through pipelines. In addition, the Company receives oil and gas royalties for minerals underlying the land owned in fee. The company owns a fifty percent interest in Trinity Valley Pecan Company which is in the business of shelling and marketing pecans and pecan products. All operations are located and conducted in the State of Texas.

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

NOTE 1 - - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
           OPERATIONS(CONTINUED)

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

NOTE 2 - NOTES PAYABLE

Notes payable at October 31, 1999 consists of the following:

                                                                 OCTOBER 31,
                                                                     1999
                                                                 ------------
                                                                (in thousands)
     Revolving line-of credit of $110,000
      with a bank; principal and accrued
      interest due October 31, 1999; interest
      calculated at 1.25% over prime rate
      secured by crops produced on 921 acres
      of Company land; paid in December, 1999                   $         68

     Note payable to a bank; principal and
      accrued interest due June 1, 2000;
      interest calculated at 1.5% over prime;
      secured by a tractor                                                12
                                                                 -----------
                                                                $         80
                                                                 ===========





NOTE 3 - LONG-TERM DEBT

Long-term debt at October 31, 1999 is as follows:

                                                                 OCTOBER 31,
                                                                     1999
                                                                 ------------
                                                                (in thousands)

     Note payable in original amount of
      $150,000 with a bank; principal
      payable in monthly installments begin-
      ning May 12, 1999 with final installment
      due on November 12, 2002; interest at
      1% over prime rate; secured by a deed
      of trust on the Company's mineral
      interest, and guarantees of an officer
      and shareholder of the Company and the
      Estate of J.R. Parten, related parties                    $         132

     Installment obligation with a
      finance company; principal and interest
      payable in three annual installments;
      interest at 9%; secured by tractor                                   17
                                                                 ------------
                                                                $         149
     Less current maturities of long-term debt                             48
                                                                 ------------
                                                                $         101
                                                                 ============

Maturities of long-term debt during the five years subsequent to October 31, 1999 are as follows: 2000 - $48,000; 2001 - $48,000; 2002 - $49,000, and
2003 - $4,000.

NOTE 4 - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

     Property and equipment consists of:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (in thousands)

       Buildings and building improvements                $     672  $     669
       Levee, drainage, irrigation, roads, and
        flood control facilities                                660        652
       Farm implements, trucks, and tractors                    109         52
       Fences, corrals, and other equipment                     905        809
       Gathering system and dehydration facility                850        797
       Pecan grove and irrigation system
        (not commercially productive)                           342        325
                                                           --------   --------
                                                          $   3,538  $   3,304
       Less accumulated depreciation                          2,062      1,951
                                                           --------   --------
                                                          $   1,476  $   1,353
       Land                                                     286        288
                                                           --------   --------
       Property and equipment - net                       $   1,762  $   1,641
                                                           ========   ========

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

NOTE 5 - 50% OWNED AFFILIATE

On July 2, 1998, the Company purchased a 50% interest in Trinity Valley
Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:
                                                               OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (in thousands)
                    BALANCE SHEET
                    -------------
     Assets:
       Current assets                                     $    367   $    346
       Noncurrent assets (primarily property and
        equipment)                                             620        746
                                                           -------    -------
         TOTAL                                            $    987   $  1,092
                                                           =======    =======
     Liabilities:
       Current liabilities                                $  1,118   $    370
       Noncurrent liabilities                                  580        514
     Shareholders' equity:
       Common stock and paid-in capital                        500        300
       Deficit                                              (1,211)       (92)
                                                           -------    -------
          TOTAL                                           $    987   $  1,092
                                                           =======    =======

                                                            FISCAL YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           --------   -------
                                                             (in thousands)
             STATEMENT OF NET INCOME (LOSS)
             -----------------------------
     Revenues                                             $    605   $     67
     Costs and expenses                                      1,677        203
                                                           -------    -------
     Income (loss) before provision for income taxes      $ (1,072)  $   (136)
     Provision for income taxes (benefit)                       47        (46)
                                                           -------    -------
     Net income (loss)                                    $ (1,119)  $    (90)
                                                           =======    =======

     Equity in loss of 50%-owned affiliate for the fiscal year 1998 of $29,000 includes only 50% of the affiliate's loss from July 2, 1998 (date of acquisition) through October 31, 1998. At July 2, 1998, the excess purchase price of $50,000 over 50% of the fair value of the affiliate's underlying net assets of $14,000. This amount is being amortized over a twenty year period using the straight-line method.

     The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal year 1999 was $560,000. The Company's financial statement reflects a loss of $405,000 attributable to its investment, loan, advances and future commitment to its 50% owned affiliate. During the fiscal year 1999, Trinity commenced operations of its pecan shelling facility. Because of production problems, the operations are unprofitable. Management is currently considering discontinuing the pecan shelling operations permanently.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed the loans of its 50% owned affiliate with a bank. The principal balances of a plant construction loan and a working capital line-of-credit at October 31, 1999 were $514,000 and $199,000 respectively. The loans are also guaranteed by the J.R. Parten Ranch Trust.

     The 50% owned affiliate is currently negotiating with a bank to obtain long-term financing. Under the proposed terms of the financing, the Company will guarantee and pledge land in order for the 50% owned affiliate to secure a $300,000 line-of-credit. The proceeds of the loan will be used in part to pay-down on existing debt and provide Trinity with working capital.


NOTE 7 - RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers 1,182 net acres was renewed July 31, 1998, for an additional five year term. The other lease for 6,260 net acres with the Estate of J. R. Parten and Trust created under the will of J. R. Parten, related parties, was renewed on October 31, 1999. The lease is subject to earlier termination by either party giving three months notice.

     Unearned lease income of $9,000 at October 31, 1999 and 1998 represents prepaid rent attributable to the unrelated party lease.

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


NOTE 8 - AGRICULTURAL LEASES

     During the fiscal years 1999 and 1998 approximately 1,691 and 2,612 acres of the Company land was leased to unrelated parties under two lease agreements. Under the terms of the lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production.

     During fiscal year 1999, one agricultural lessee did not re-new a lease covering 921 acres of Company land. For fiscal year 2000, 2,404 acres of Company land will be leased to unrelated parties under two separate agricultural leases for a three-year term.


NOTE 9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 1999 and 1998 are as follows:

                                                  1999 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY   APRIL      JULY    OCTOBER
                                           31        30        31       31
                                         -------   -------   -------   -------
                                       (in thousands except per share amounts)

     Revenues                           $    166  $    191  $    180  $    279
                                         -------   -------   -------   -------
     Net income (loss)                  $    (22) $   (175) $    (69) $    (44)
                                         -------   -------   -------   -------
     Net income (loss) per share        $   (.02) $   (.12) $   (.04) $   (.03)
                                         =======   =======   =======   =======


                                                 1998 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY    APRIL      JULY   OCTOBER
                                           31        30        31       31
                                         -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $    108  $    169  $    257  $    253
                                         -------   -------   -------   -------
     Net income (loss)                  $      8  $     37  $     61  $    (32)
                                         -------   -------   -------   -------
     Net income (loss) per share        $    .01  $    .02  $    .04  $   (.02)
                                         =======   =======   =======   =======




NOTE 10 - BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of field crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segments consist of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.
     Financial information concerning the Company's business segments for the fiscal years ended October 31, 1999 and 1998 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses, loss from 50% owned affiliate and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents.

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1999      1998
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                    $     239  $     131
         Ranch leases                                          119        119
                                                          --------   --------
                                                         $     358  $     250
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     192  $     234
         Pipeline operations                                   266        303
                                                          --------   --------
                                                         $     458  $     537
                                                          --------   --------
           Total revenues                                $     816  $     787
                                                          ========   ========
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                    $      77  $      66
         Ranch leases                                          (80)       (62)
                                                          --------   --------
                                                         $      (3) $       4
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     191  $     231
         Pipeline operations                                    97        111
                                                          --------   --------
                                                         $     288  $     342
                                                          --------   --------
           Total operating profit                        $     285  $     346
       Interest income                                           -          6
       Interest expense                                        (19)         -
       Loss from 50% owned affiliate                          (405)       (29)
       General corporate expenses                             (235)      (219)
                                                          --------   --------
           Income (loss) before provision for income
            taxes                                        $    (374) $     104
                                                          ========   ========
     IDENTIFIABLE ASSETS:
       Agriculture                                       $   1,624  $   1,584
       Oil and gas                                             339        312
       Corporate assets                                         68         25
                                                          --------   --------
           Total assets                                  $   2,031  $   1,921
                                                          ========   ========

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    182   $    256
       Oil and gas                                              51          -
                                                           -------    -------
           Total capital expenditures                     $    233   $    256
                                                           =======    =======
     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     75   $     63
       Oil and gas                                              38         37
                                                           -------    -------
           Total depreciation and amortization            $    113   $    100
                                                           =======    =======
     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
          Ranch lease - Estate of J.R. Parten and Trust
           created under will of J.R. Parten, related
           parties                                        $    100   $    100
          Agricultural leases -
           U.S. Dept. of Agriculture (1998 less than 10%)      132          -
           Crop growers insurance (1999 less than 10%)           -         92
          Pipeline operations - Gathering income
           attributable to gas wells partially
           owned by related parties                            184        207
                                                           -------    -------
           Total revenues - major customers               $    416   $    399
                                                           =======    =======
           Percentage to total revenues - all customers       51.0%      50.7%
                                                           =======    =======

NOTE 11 - RELATED PARTY TRANSACTIONS

     The relationship of the Estate of J. R. Parten to the Company is that of a shareholder. John R. Parten and Robert F. Pratka, officers, directors and shareholders of the Company, are Co-Executors of the Estate of
J. R. Parten and Co-Trustees of J. R. Parten Ranch Trust, a trust created under the will of J. R. Parten.

     Information concerning ranch and land leases to related parties are also disclosed in Note 7 of the notes to consolidated financial statements.

     The following is a description of significant related party transactions for the fiscal years ended October 31, 1999 and 1998:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------- ---------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
       from gas wells owned by related
       parties                                           $      184 $     207


       50% share of operating expenses of gathering
       systems operated by pipeline company owned by
       John R. Parten                                          128       154

       Ranch lease rentals received from the Estate
       of J.R. Parten and Trust created under will
       of J.R. Parten                                           100       100

       Allocated salaries, payroll taxes, and other
       expenses of two part-time employees by a
       company owned by John R. Parten                            8        45

       Allocated office salaries, payroll taxes, office
       rent, and other office expenses by the Estate of
       J.R. Parten and Trust under the will of J.R. Parten       64        93

       Rental income received from:
         Pipeline company owned by John R. Parten                 2         2
         Company owned by John R. Parten                         13        11
         Other related parties                                    3         3

       Farm labor hired out                                      11         -

       Capital expenditures - equipment and labor
       charges for construction of irrigation system
       and central compression and dehydration facility
       purchases from pipeline company owned by
       John R. Parten                                            51        12



NOTE 12 - FEDERAL INCOME TAXES

     The components of the provision for income taxes for the fiscal years ended October 31, 1999 and 1998 are as follows:



                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
                                                             (in thousands)

     Current income tax expense                          $       - $      62
     Deferred income taxes                                     (64)      (32)
                                                          --------  --------
                                                         $     (64)$      30
                                                          ========  ========
     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     The total deferred income tax liabilities and deferred income tax benefits with related valuation allowances as of October 31, 1999 and 1998 are as follows:


                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (in thousands)

     Deferred income tax liabilities:
       Excess tax depreciation                            $    108   $    104
                                                           -------    -------
                                                          $    108   $    104
                                                           -------    -------
     Deferred income tax benefits - net of related
      valuation allowances (1999 and 1998 - None):
      Use of cash basis of accounting by parent Company   $     33   $      4
      Write-off impaired investment in co-op                     3          3
      Percentage depletion carryover                            10          -
      Loss contingency                                          29          -
                                                           -------    -------
                                                          $     75   $      7
                                                           -------    -------
     Net deferred income tax liabilities                  $     33   $     97
                                                           =======    =======


     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 1999 and 1998 is as follows:
                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (in thousands)

     Computed Federal income tax at statutory rate of 34% $   (127)  $     35
     Tax benefit of graduated Federal income tax rates           -         (7)

     Percentage depletion attributable to oil and gas
      royalties                                                (10)       (14)
     State income tax differential                              (2)         5
     Equity in loss of 50% owned affiliate                      75         11
                                                           -------    -------
     Provision for income taxes                           $    (64)  $     30
                                                           =======    =======
     Effective Federal income tax rate                        17.1%      28.8%
                                                           =======    =======

     The Company has a percentage depletion carryover of $28,000 available to use in future years until utilized.


NOTE 13 - NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 1999 and 1998 are as follows:

                                                           FISCAL YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (in thousands)

     Gross oil and gas royalties                          $    203   $    249
     Production taxes                                          (11)       (15)
                                                           -------    -------
        Net oil and gas royalties                         $    192   $    234
                                                           =======    =======


NOTE 14 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash deposits with banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible loss is minimal. A substantial amount of revenues are derived from related parties as described in notes 10 and 11 with over 51% of revenues from three customers.







NOTE 15 - YEAR 2000 COMPLIANCE (unaudited)

     The Company expects that the cost of converting its computer system to Year 2000 compliance will not be material to its financial condition. The Company believes that it wil be able to achieve Year 2000 compliance by the end of 1999, and it does not anticipate any disruption in its operations as a result of any failure by the Company to be in compliance.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of October 31, 1999 and October 31, 1998, or that would be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amount of cash and cash equivalents approximates fair value due to short-term maturities of these instruments. The carrying value of long-term debt approximates fair value because the obligations' interest rates approximates current rates.


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

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 50       Chairman of the Board and President

R. F. Pratka                   77       Vice-President and Treasurer

Valerie Coulter                57       Secretary








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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 1999.

                                                                   EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 1999, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the financial statements of this subsidiary are included in the Company's consolidated financial statements.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 27, 2000                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 27, 2000                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 27, 2000                          s/ R.F. Pratka
                                          ------------------------------------
                                          R.F. Pratka, Vice-President,
                                          Treasurer and Director (Chief
                                          Financial and Accounting Officer)



January 27, 2000                         s/ Patrick J. Moran
                                         ------------------------------------
                                         Patrick J. Moran
                                         Director


January 27, 2000                         s/ William C. Bennett
                                         ------------------------------------
                                         William C. Bennett
                                         Director