Form 10QSB
period 2000-01-31
SEVEN J STOCK FARM INC
filed 2000-03-16
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 2000

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


                16945 Northchase Dr., Suite 1800 Houston, TX 77060
                --------------------------------------------------
                     (Address of principal executive offices)


                                 (281) 875-9100
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 11, 2000 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------

REVENUES:
  Pipeline operations                                 $       76   $       70
  Oil and gas royalties - net of excise taxes                 35           31
  Pasture and ranch lease rentals                             30           30
  Farm produce sales                                          60           35
                                                      ----------   ----------
     Total revenues                                   $      201   $      166
                                                      ----------   ----------

COSTS AND EXPENSES:
  Operating expenses                                  $       83   $       60
  Administrative and general expenses                         85           58
  Depreciation                                                30           26
  Equity in loss of 50% owned affiliate                       10           35
  Other costs and expenses                                    10           11
  Interest expense                                             1            2
  Other (income) expense - net                                (9)          (9)
                                                      ----------   ----------
     Total costs and expenses                         $      210   $      183
                                                      ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       $       (9)  $      (17)
  Provision for income taxes (Note 2)                          1            5
                                                      ----------   ----------

NET INCOME (LOSS)                                     $      (10)  $      (22)
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE (1,451,000 weighted -
 average shares outstanding)                          $     (.01)  $     (.02)
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None









The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 2000
               (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $         17
  Accounts receivable                                                      43
  Accounts and notes receivable - other                                   117
  Deferred income taxes                                                    40
  Refundable income tax                                                    16
  Other current assets                                                      7
                                                                 ------------
    Total current assets                                         $        240

INVESTMENTS AND ADVANCES TO 50% OWNED AFFILIATE                             -

PROPERTY AND EQUIPMENT - net                                            1,741

OTHER ASSETS                                                                1
                                                                 ------------

     TOTAL                                                       $      1,982
                                                                 ============
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $        264
  Notes payable                                                            12
  Accrued expenses - other                                                 34
  Current maturities of long-term debt                                     48
                                                                 ------------
    Total current liabilities                                    $        358
                                                                 ------------

OTHER LIABILITIES AND CREDITS:
  Long-term debt                                                 $         90
  Deferred income taxes                                                    73
  Other liabilities                                                        94
                                                                 ------------
    Total other liabilities and credits                          $        257
                                                                 ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                  $      1,451
  Retained earnings (deficit)                                             (84)
                                                                 ------------
    Total shareholders' equity                                   $      1,367
                                                                 ------------

     TOTAL                                                       $      1,982
                                                                 ============

The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $      (10)   $     (22)
  Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities:
    Depreciation                                              30           26
    Equity in loss of 50% owned affiliate                     10           35
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                     95            8
      Accounts  & notes receivable - other                  (111)           5
      Refundable income taxes                                  -           (4)
      Other current assets                                     1            -
    Increase (decrease) in liabilities:
      Accounts payable                                        52          (23)
      Notes payable                                          (68)           -
      Accrued income taxes                                     -          (31)
      Accrued taxes - other than taxes on income               -          (19)
      Accrued expenses - other                               (12)          12
      Deferred income taxes                                    -            1
                                                       ---------   ----------
     Net cash provided by (used in) operating
      activities                                      $      (13)  $      (12)
                                                       ---------   ----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                $       (9)  $      (16)
  Investment and advances to 50% owned affiliate             (10)        (105)
                                                       ---------   ----------
     Net cash (used in) investing activities          $      (19)  $     (121)
                                                      ----------   ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Long-term borrowings (repayments)                   $      (11)  $      125
                                                       ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           $      (43)  $       (8)

CASH AND CASH EQUIVALENTS - beginning of period               60           17
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $       17   $        9
                                                       =========   ==========

(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


(CONTINUED)

                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------

                                                           (in thousands)

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         3   $        1
                                                     ===========   ==========

    Income taxes                                     $        -    $       36
                                                     ===========   ==========

NON CASH PURCHASE OF PROPERTY AND EQUIPMENT          $        -    $       -
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

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 2000 and the results of its operations and its cash flows for the periods ended January 31, 2000 and 1999. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending
January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

   Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

   The reported income tax rate on income excluding equity in loss of 50% owned affiliate in the first three months of fiscal year 2000 was 21.3% which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 27.8%. The Company's effective tax rate for the year ended October 31, 1999 was 17.1%.

                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                              Results of Operations

   Pipeline operations - Revenue for the three months ended January 31, 2000 increased $6,000 or 8.6% as compared to the three months ended January 31, 1999. This is primarily the result of an increase in gas volume transmitted.

   Net Oil and Gas Royalties - Revenue for the three months ended January 31, 2000 increased $ 4,000 or 12.9% as compared to the three months ended
January 31, 1999.  The increase is due to the increase in oil and gas prices.

   Farm Produce Sales - Revenue for the three months ended January 31, 2000 increased $25,000 or 71.4% as compared to the three months ended January 31, 1999. This was the result of a government farm production payment.

   Operating expenses for the three months ended January 31, 2000 increased $23,000 as compared to the three months ended January 31, 1999. $10,000 of the increase was applicable to increased farm operating expenses and $13,000 was applicable to pipeline operations.

   Administrative and General Expenses - Expenses for the three months ended January 31, 2000 increased $27,000 or 46.6%. This increase is primarily the result of increased salaries allocation.

   Equity in loss of 50% owned affiliate - The Company recorded a loss of $10,000 attributable to its 50% investment and advances in Trinity Valley Pecan Co. ("Trinity"), The cumulative losses equal the company's total outlay in Trinity, including projected repayment of loan guarantees.


                          Liquidity and Capital Resources

   The Company had negative cash flow of $43,000 in operating activities for the three months ended January 31, 2000 as compared to a negative cash flow of $8,000 from operating activities for the three months ended January 31, 1999. On February 17, 2000, the Company guaranteed a loan of Trinity in the amount of $300,000. In addition to collateral consisting of 1,554 acres of land, the loan was also guaranteed by the J.R. Parten Ranch Trust which owns 50% of Trinity. The Company anticipates that adequate working capital will continue to be provided from future operations, subject to repayment of loan guarantees of Trinity.



                          PART II.   OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 2000.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 15, 2000                             R. F. PRATKA
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)