Form 10QSB
period 2000-04-30
SEVEN J STOCK FARM INC
filed 2000-06-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 9, 2000 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      ------------------   ------------------
                                        2000      1999       2000      1999
                                      --------  --------   --------  --------


REVENUES:
Pipeline operations                   $    71   $     63   $    147  $    133
Oil and gas royalties - net of
 excise taxes                              88         46        123        77
Farm produce sales                         11         52         71        87
Pasture and ranch lease rentals            30         30         60        60
                                      --------  --------   --------  --------
   Total revenues                     $   200   $    191   $    401  $    357
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
Operating expenses                    $    94   $     84   $    177  $    144
Administrative and general expenses        73         72        158       130
Depreciation and amortization              34         28         64        54
Equity in loss of 50% owned affiliate       6        182         16       217
Interest expense                            5          4          6         6
Other (income) - net                       (9)       (10)       (18)      (19)
Other costs and expenses                   10          7         20        18
                                      --------  --------   --------  --------
   Total costs and expenses           $   213   $    367   $    423  $    550
                                      --------  --------   --------  --------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                         $   (13)  $   (176)  $    (22) $   (193)
  Provision for income taxes               -          (1)         1         4
                                      --------  --------   --------  --------

NET INCOME (LOSS)                     $   (13)  $   (175)  $    (23) $   (197)
                                      ========  ========   ========  ========

NET INCOME (LOSS) PER SHARE
 (1,451,000 weighted average shares
  outstanding)                        $  (.01)  $   (.12)  $   (.02) $  (.14)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       NONE      NONE       NONE      NONE
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                APRIL 30, 2000
             (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)
                                                                    APRIL 30,
                ASSETS                                                2000
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $       4
  Accounts receivable                                                      49
  Accounts and notes receviable - other                                   104
  Refundable income taxes                                                  16
  Deferred income taxes                                                    39
  Other                                                                     7
                                                                    ---------
     Total current assets                                           $     219

INVESTMENT AND ADVANCES TO 50% OWNED AFFILIATE                             -

PROPERTY AND EQUIPMENT - net                                            1,793

OTHER ASSETS                                                                1
                                                                    ---------
      TOTAL                                                         $   2,013
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                      $      12
  Current maturities of long-term debt                                     43
  Accounts payable                                                        351
  Accrued liabilities-other                                                 5
  Accrued income taxes                                                      1
                                                                    ---------
     Total current liabilities                                      $     412
                                                                    ---------
OTHER LIABILITIES AND CREDITS:
  Long-term debt                                                    $      84
  Deferred income taxes                                             $      69
  Unearned lease income                                                    94
                                                                    ---------
     Total other liabilities and credits                            $     247
                                                                    ---------
SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Retained earnings                                                       (97)
                                                                    ---------
     Total shareholders' equity                                     $   1,354
                                                                    ---------
      TOTAL                                                         $   2,013
                                                                    =========
         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $    (23) $   (197)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                                64        54
    Deferred income taxes                                        (3)        2
    Equity in loss of 50% owned affiliate                        16       217
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                        (9)      (20)
      Inventories                                                 -       (37)
      Other current assets                                        1         3
    Increase (decrease) in liabilities:
      Accounts payable and other                                123        74
      Accrued income taxes                                       -        (30)
      Accrued expenses - other                                  (40)      (12)
                                                           --------  --------
     Net cash provided by operating
      activities                                           $    129  $     54
                                                           --------  --------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)




(CONTINUED)
                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $    (95) $    (95)
  Investment and advances to 50% owned affiliate                 -       (207)
                                                           --------  --------
     Net cash used in investing activities                 $    (95) $   (302)
                                                           --------  --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from note payable                               $     -   $     95
  Payments on long-term debt                                    (90)      150
                                                           --------  --------
     Net cash provided by financing activities             $    (90) $    245
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $    (56) $     (3)

CASH AND CASH EQUIVALENTS - beginning of period                  60        17
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $      4  $     14
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $      6  $      5
                                                           ========  ========

    Income taxes                                           $     -   $     36
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 2000 and the results of its operations and its cash flows for the periods ended April 30, 2000 and 1999. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported income tax rate on income excluding equity in loss of 50% owned affiliate in the first six months of fiscal year 2000 was 15.0% which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 32.7%. The Company's effective tax rate for the year ended October 31, 1999 was 15.0%.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the six months ended April 30, 2000, increased $14,000 or 10.5% as compared to the six months ended April 30, 1999. This is primarily the result of an increase in gas volume transmitted.

Net Oil and Gas Royalties - Revenue for the six months ended April 30, 2000, increased $46,000 or 59.7% as compared to the six months ended April 30, 1999. The increase is due to the increase in oil and gas prices.

Farm Produce Sales - Revenue for the six months ended April 30, 2000 decreased
  $16,000 or 18.4% as compared to the six months ended April 30, 1999. This decline was due to a reduction in government farm production payments received.

Operating Expenses - Expenses for the six months ended April 30, 2000, increased $33,000 or 22.9% as compared to the six months ended April 30, 1999. The increase in expenses is attributable to pipeline operations.

Administrative and General Expenses - Expenses for the six months ended April
  30, 2000, increased $28,000 or 21.5%. This increase is primarily the result of increased salaries allocation.

Depreciation and Amortization - Expenses for the six months ended April 30, 2000, increased $10,000 or 18.5% as compared to the six months ended April 30, 1999. The increase is attributable to additions to the Company's property and equipment.

Equity in loss of 50% owned affiliate - The Company recorded a loss of $16,000 attributable to its 50% investment and advances in Trinity Valley Pecan Co. ("Trinity") The cumulative losses equal the Company's total outlay in Trinity including projected repayment of loan guarantees.

Provision for Income Taxes - Provision for income taxes for the six months ended April 30, 2000 decreased $3,000 as compared to the six months ended April 30, 1999. The decrease is attributable to a decrease in income before provision for income taxes excluding equity in loss of 50% owned affiliate.



                     Liquidity and Capital Resources
The Company had positive cash flow of $129,000 in operating activities for the six months ended April 30, 2000 as compared to the positive cash flow of $54,000 from operating activities for the six months ended April 30, 1999.
On February 17, 2000, the Company guaranteed a loan of Trinity Valley Pecan Company in the amount of $300,000. In addition to collateral consisting of 1,554 acres of land, the loan was also guaranteed by the J.R. Parten Ranch Trust which owns 50% of Trinity Valley Pecan Company. The Company anticipates that adequate working capital will continue to be provided from future operations, subject to repayment of loan guarantees of Trinity Valley Pecan Company.





                     PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)  Annual meeting of shareholders was held March 21, 2000.

(B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected

        1.  John R. Parten
        2.  R. F. Pratka
        3.  Patrick J. Moran
        4.  William C. Bennett

(C) Shareholders approved the appointment of the firm Mattison and Riquelmy as the Company's Independent Auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended April 30, 2000.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 13, 2000                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)