Form 10QSB
period 2000-07-31
SEVEN J STOCK FARM INC
filed 2000-09-25
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 8, 2000 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                            JULY 31,             JULY 31,
                                      ------------------   ------------------
                                        2000      1999       2000      1999
                                      --------  --------   --------  --------


REVENUES:
Pipeline operations                   $     65  $     73   $    212  $    206
Oil and gas royalties - net of
 excise taxes                              101        42        224       119
Farm produce sales                          -         36         71       123
Pasture and ranch lease rentals             29        29         89        89
                                      --------  --------   --------  --------
   Total revenues                     $    195  $    180   $    596  $    537
                                      --------  --------   --------  --------

COSTS AND EXPENSES:
Operating expenses                    $    108  $     85   $    285  $    229
Administrative and general expenses         74        68        248       198
Depreciation and amortization               28        31         92        85
Equity in loss of 50% owned affiliate       63        56         63       273
Interest expense                             3         7          9        13
Other (income) expense - net                 1        (9)       (17)      (28)
Other costs and expenses                    21        17         41        35
                                      --------  --------   --------  --------
   Total costs and expenses           $    298  $    255   $    721  $    805
                                      --------  --------   --------  --------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                         $   (103) $    (75)  $   (125) $   (268)
  Provision for income taxes               -          (6)        -         (2)
                                      --------  --------   --------  --------

NET INCOME (LOSS)                     $   (103) $    (69)  $   (125) $   (266)
                                      ========  ========   ========  ========

NET INCOME (LOSS) PER SHARE
 (1,451,000 weighted average shares
  outstanding)                        $   (.07) $   (.04)  $   (.09) $  (.18)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       NONE      NONE       NONE      NONE
                                      ========  ========   ========  ========



         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JULY 31, 2000
             (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)
                                                                     JULY 31,
                ASSETS                                                2000
                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $       3
  Accounts receivable                                                      29
  Accounts and notes receivable - other                                    98
  Refundable income taxes                                                  16
  Deferred income taxes                                                    40
  Other                                                                     7
                                                                    ---------
     Total current assets                                           $     193

INVESTMENT AND ADVANCES TO 50% OWNED AFFILIATE                             -

PROPERTY AND EQUIPMENT - net                                            1,802

OTHER ASSETS                                                               10
                                                                    ---------
      TOTAL                                                         $   2,005
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                      $     120
  Current maturities of long-term debt                                     48
  Accounts payable                                                        156
  Accrued liabilities-other                                                10
  Accrued income taxes                                                      1
                                                                    ---------
     Total current liabilities                                      $     335
                                                                    ---------
OTHER LIABILITIES AND CREDITS:
  Long-term debt                                                    $     188
  Deferred income taxes                                                    73
  Other liabilities                                                       157
                                                                    ---------
     Total other liabilities and credits                            $     418
                                                                    ---------
SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share,
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                     $   1,451
  Accumulated deficit                                                    (199)
                                                                    ---------
     Total shareholders' equity                                     $   1,252
                                                                    ---------
      TOTAL                                                         $   2,005
                                                                    =========
         The notes to the condensed consolidated financial statements are an integral part of this statement.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                 JULY 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   (125) $   (266)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                                92        85
    Deferred income taxes                                        -          6
    Equity in loss of 50% owned affiliate                        63       273
    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                        17        38
      Inventories                                                -        (51)
      Other current assets                                       (9)       (7)
    Increase (decrease) in liabilities:
      Accounts payable and other                                (91)       59
      Accrued income taxes                                       -        (30)
      Accrued taxes other than taxes on income                   -         (4)
                                                           --------  --------
     Net cash provided by (used in) operating
      activities                                           $    (53) $    103
                                                           --------  --------



(CONTINUED)

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)




(CONTINUED)
                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                 JULY 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  $   (132) $   (143)
  Investment and advances to 50% owned affiliate                 -       (239)
                                                           --------  --------
     Net cash used in investing activities                 $   (132) $   (382)
                                                           --------  --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from note payable                               $    120  $    142
  Proceeds from long-term debt                                  120       150
  Payment on long-term debt                                    (112)       (7)
                                                           --------  --------
     Net cash provided by financing activities             $    128  $    285
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $    (57) $      6

CASH AND CASH EQUIVALENTS - beginning of period                  60        17
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $      3  $     23
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     11  $      9
                                                           ========  ========

    Income taxes                                           $     -   $     39
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 2000 and the results of its operations and its cash flows for the periods ended July 31, 2000 and 1999. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

  Interim results are subject to year-end adjustments and audit by independent public accountants.

  Certain items and amounts have been reclassified. The reclassifications have no effect on net income.

NOTE 2 - PROVISION FOR INCOME TAXES

  The reported income tax rate on income excluding equity in loss of 50% owned affiliate in the first nine months of fiscal year 2000 was 00.0% which is the Company's current estimate of the effective tax rate for the entire year. The reported tax rate in the corresponding period of the previous year was 26.5%. The Company's effective tax rate for the year ended October 31, 1999 was 15.0%.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the nine months ended July 31, 2000, increased $6,000 or 2.9% as compared to the nine months ended July 31, 1999. This is primarily the result of an increase in gas volume transmitted.

Net Oil and Gas Royalties - Revenue for the nine months ended July 31, 2000, increased $105,000 or 88.2% as compared to the nine months ended July 31, 1999. The increase is due to the increase in oil and gas prices.

Farm Produce Sales - Revenue for the nine months ended July 31, 2000 decreased
  $52,000 or 42.2% as compared to the nine months ended July 31, 1999. This decline was due to a reduction in government farm production payments received.

Operating Expenses - Expenses for the nine months ended July 31, 2000, increased $56,000 or 24.4% as compared to the nine months ended July 31, 1999. The increase in expenses is attributable to pipeline operations.

Administrative and General Expenses - Expenses for the nine months ended July
  31, 2000, increased $50,000 or 25.3%. This increase is the result of increased amounts paid for various administrative services.

Depreciation and Amortization - Expenses for the nine months ended July 31, 2000, increased $7,000 or 8.2% as compared to the nine months ended July 31, 1999. The increase is attributable to additions to the Company's property and equipment.

Equity in loss of 50% owned affiliate - The Company recorded a loss of $63,000 attributable to its guarantee of debt in Trinity Valley Pecan Co. ("Trinity") The cumulative losses equal the Company's total outlay in Trinity including projected repayment of loan guarantees.

Provision for Income Taxes - Provision (benefit) for income taxes for the nine months ended July 31, 2000 increased $2,000 as compared to the nine months ended July 31, 1999. The increase is attributable to a decrease in taxable income before provision for income taxes excluding equity in loss of 50% owned affiliate.



                     Liquidity and Capital Resources
The Company had negative cash flow of $53,000 in operating activities for the nine months ended July 31, 2000 as compared to the positive cash flow of $103,000 from operating activities for the nine months ended July 31, 1999.
The Company has guaranteed loans of Trinity Valley Pecan Company in the amount of $938,000. In addition to collateral consisting of 1,554 acres of land, the loans were also guaranteed by the J.R. Parten Ranch Trust which owns 50% of Trinity Valley Pecan Company. The Company anticipates that it is probable that It will pay 50% of the current portion of the guaranteed debt of Trinity totaling $148,000.




                     PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        A petition has been filed in Houston County District Court by B L Pecans against Trinity Valley Pecan Company. The petition alleges that Trinity Valley Pecan Company has not paid for pecans delivered in the Amount of $81,000. The company disputes the claim.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 2000.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 13, 2000                      SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)