Form 10KSB
period 2000-10-31
SEVEN J STOCK FARM INC
filed 2001-01-30
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the fiscal year ended October 31, 2000
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

(Address of principal executive offices)              (Zip Code)
Issuer's telephone number (281) 874-2101

Securities registered under Section 12(b) of the Exchange Act:
                                       None
                                       ----

                                 (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, par value $1.00 a share
                      -------------------------------------

                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 2000 were $885,000.

The aggregate market value of common stock held by non-affiliates on December 15, 2000 was $1,277,080.

As of January 10, 2001 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS - This annual report contains some "forward" looking statements" which give our current expectations or forecasts of future events. These statements appear in a number of places, including Item 1. Description of Business, Item 5. Market for Common Equity and Related Shareholder Matters, and Item 6. Management's discussion and Analysis of Financial Condition and Results of Operations. These statements can be identified by terms such as "believe," "expect," "may," "estimate," "will," "should," "intend," or "anticipate," and other similar words in any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public.

Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. All of the risk factors disclosed throughout this report may not be all of the factors that could cause actual results to vary materially from the forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation, Reform Act of 1995.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 2000 are incorporated by reference into Part III.

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

     The Company has invested and advanced $350,000 for a 50% interest in Trinity Valley Pecan Company ("Trinity") which engages in custom shelling for select customers and retail sales of pecans and pecan products. The other 50% owner is the J. R. Parten Ranch Trust ("Ranch Trust"), a related party. Approximately two acres of land are leased by the Company to Trinity for operations. On July 9, 1998, Trinity entered into a loan agreement with a bank covering an obligation of $554,000. The interest rate is 9.95% with maturity in 2005. Proceeds from the loan were used for construction of a pecan shelling plant located on the leased land. The Company and the Ranch Trust have guaranteed the loan. In addition, the Company and the Ranch Trust have guaranteed Trinity's $200,000 line-of-credit with a bank.

     For the fiscal year ended in 2000, The Company's reported loss attributable to Trinity is $48,000. Trinity has discontinued its wholesale pecan operations during the current fiscal year.

     On February 17, 2000 and October 12, 2000, Trinity obtained long-term financing with a bank for $300,000 and $200,000, respectively. The interest rate is 10% with maturity in 2005. The proceeds from the loans were used in part to pay-down the existing debt and provide Trinity with working capital.

     As disclosed below, the Company receives a material amount of its revenues from transactions with major customers, including related parties.

Agricultural and Ranch Leases
-----------------------------

     The Company's leased land is as follows:

                                                        PERCENT OF
                                                       TOTAL COMPANY
          LAND LEASED TO                AREA LEASED        LAND
      -----------------------           -----------    -------------

      Unrelated parties:
        Agricultural leases             2,404 acres          21.7  %
        Ranch lease                     1,299 acres          10.8


      Related parties:
        Ranch lease - Ranch Trust
        created under will of J. R.
        Parten                          7,180 acres          64.7%

        Land Lease
        John R. Parten, Officer,
        Director and Shareholder
        of the Company                      6 acres           0.1%
        Trinity Valley Pecan Company,
        50% - owned affiliate               2 acres             -%

     In accordance with the term of the agricultural lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. The Company is also liable for its respective share of certain costs of crop production.

     During the fiscal year ended in 2000, 2,404 acres of land were leased under an agricultural lease agreement.

     In accordance with the ranch leases encompassing 8,480 acres or 76% of Company land, the annual rent, payable monthly, is $16 per net acre (7,650 aggregate net acres). The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party was renewed on July 31, 1998 for a term of five years ending July 31, 2003. The ranch lease with the Ranch Trust created under the will of J. R. Parten, related parties, was renewed on October 31, 1999 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.

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

     For the two fiscal years ended October 31, 2000 and 1999, revenue generated from the leasing activities including share of crops represented 34% and 44%, respectively, of the Company's total revenue.




Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary of the Company (the "Subsidiary") which owns a gas gathering system, commenced operation of its natural gas pipelines. For fiscal years ended October 31, 2000 and 1999, pipeline income represented 29% and 33%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various pipelines.

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

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to seventeen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 2000 and 1999, net royalty income represented 38% and 24%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 2000 and 1999 are summarized as follows:

                                                           YEAR ENDED
                                                            OCTOBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
                                                           (in thousands)
     Ranch lease - Ranch Trust created under
      will of J. R. Parten-
      related party                                   $      100   $      100
     Agricultural leases:
      U.S. Dept. of Agriculture (2000 less than 10%)          -           132

     Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by related parties                               175          184
                                                       ---------    ---------

     Total revenues - major customers                 $      275   $      416
                                                       =========    =========

     Percentage to total revenues - all
      customers                                             31.1%        51.0%
                                                       =========    =========


Employees
---------

     The Company presently employs two full-time ranch employees and four part-time individuals through a labor sharing arrangement with related parties. None of these individuals are represented by a union and management considers its relations with the individuals to be satisfactory. The
Company has not experienced serious difficulty in hiring qualified employees.

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

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted average prices of the common shares for the fiscal years ended October 31, 2000 and 1999 are as follows:


                                               QUOTED AVERAGE
                                                   PRICE
                                          -------------------------
     QUARTER                                2000             1999
     -------                              --------         --------
     First                               $  4.00             $4.375
     Second                                 4.00              4.00
     Third                                  3.625             4.00
     Fourth                                 3.625             4.00

     The above quoted average prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 10, 2001, the Company had approximately 800 shareholders.

     No dividends were paid to shareholders during the fiscal years ended October 31, 2000 and 1999

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                   --------------------------
                                                     2000              1999
                                                   COMPARED          COMPARED
                                                   TO 1999           TO 1998
                                                  --------           --------
     REVENUES:
       Pipeline operations                           (4.9)%           (12.2)%
       Net oil and gas royalties                     74.5             (17.9)
       Farm produce sales                           (25.5)             82.4
       Total revenues                                 8.6               3.7

     COSTS AND EXPENSES:
       Operating expenses                            (0.3)             24.0
       General and administrative expenses           22.2               9.7
       Depreciation and amortization                 13.3              13.0
       Equity in loss of 50% owned affiliate        (88.2)           1296.6
       Other (income) expense - net                  28.1              (8.6)
       Interest expense                               5.3             100.0
       Taxes - other than income taxes               47.6              (2.3)
         Total costs and expenses                    74.2              28.9

     INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                                  (91.4)           (459.6)

       Provision for income taxes                   123.4            (313.3)

     The following is a discussion of material changes in the results of operations of the Company.


COMPARISON OF FISCAL YEARS 2000 AND 1999
----------------------------------------

REVENUES
--------
     Pipeline Operations - Pipeline gathering revenue for fiscal year 2000 decreased 5% as compared to fiscal year 1999. The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by a pipeline company ("operator") owned by John R. Parten. Under the terms of the agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to remove excess water content from the gas before delivery to a gas plant owned by an unrelated party. The Company and the operator share equally the income, costs and expenses of operating the gathering system, including the dehydration facility (Ft. Trinidad Pipeline System). The decrease in pipeline revenue is attributable to a decrease in the overall natural gas production of the Ft. Trinidad Field.

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 2000 increased 75% as compared to fiscal year 1999. The increase is primarily due to an increase in oil and gas prices. Gas royalties increased 40% primarily due to an increase in natural gas prices of 28%. (average price per MCF: 2000 - $3.55; 1999 - $2.77 MCF). Oil and condensate royalties increased 85% due primarily to an increase of 88% in oil and condensate prices (barrel"bbl") (average price per bbl 2000-$27.22 bbl 1999-$14.45 bbl)

     Farm Produce Sales - Farm produce sales for fiscal year 2000 decreased
26% as compared to fiscal year 1999. During the fiscal year ended 1999, the Company received 100% of the 1999 crop proceeds including government subsidies. During the fiscal year ended 2000, the Company was entitled to 25% of the cotton and 30% of the grain proceeds under the terms of the agricultural lease. During the fiscal year ended 2000, 713 acres of the 921 acres was leased to a tenant farmer under an agricultural lease. The remaining 208 acres of the 921 acres will be leased under a ranch lease agreement to a trust created under the will of J.R. Parten, a related party.

     During fiscal year 1994, the Company planted 2,500 pecan trees. The Company anticipates that it will take an additional year before the pecan grove is commercially productive. Estimated future annual target yield of the pecan grove is approximately 300,000 lbs. with production beginning October 2001.

     During the fiscal year ended 2000, the Company planted pine trees on 228 acres of Company land. The pine trees are not expected to be harvested until the year 2015.

Costs and Expenses
------------------
     Operating Expenses - Operating expenses decreased .3% for fiscal year 2000 as compared to fiscal year 1999.

     Pipeline operating expenses increased 36% for fiscal year 2000 as compared to fiscal year 1999 as the result of increased cost of compressor fuel.

     Ranch operating expenses increased 21% for fiscal year 2000 as compared to fiscal year 1999 primarily as the result of an increase in outside service costs and superintendent's salary, partially offset by a decrease in repairs and maintenance.

     Farm operating expense decreased 73% for fiscal year 2000 as compared to fiscal year 1999. The decrease is due to an additional tenant farmer occupying and farming 713 of 921 acres that the Company farmed during 1999;
 thus, the Company's share of crop expenses decreased from 100% of all expenses to 25% of cotton and 30% of grain crop expenses.

     General and administrative expenses increased 22% for fiscal year 2000 as compared to fiscal year 1999. The increase is primarily due to increased professional fees partially offset by decreased allocated salaries from related entities.

     Depreciation and Amortization - Depreciation and amortization for fiscal year 2000 increased 13% as compared to fiscal year 1999. The increase is attributable to additions to ranch properties and pipeline equipment.

     Equity in loss of 50% owned affiliate -The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal year 2000 was $308,000. The Company's financial statements reflect a loss of $48,000 to the extent of its investment, loan, advances, future commitment, and risk of loss in its 50% owned affiliate. During the fiscal year 1999, Trinity commenced operations of its pecan shelling facility. Because of production problems, Trinity has discontinued its wholesale operations, but will continue its shelling operations for select customers and retail sales.

     Other (Income) Expense - Net - Other (income) expense - net for the fiscal year 2000 increased 28% as compared to fiscal year 1999 due to increased rental income.

     Interest expense - Interest expense for fiscal year 2000 increased by 5% as compared to fiscal year 1999. The increase is attributable to an increase in average notes payable outstanding during the year.

     Provision for Income Taxes - Provision for income taxes for fiscal year 2000 increased 123% as compared to fiscal year 1999. The increase is attributable to increased taxable income as well as an increase in deferred tax liabilities.



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

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 1999 decreased 18% as compared to fiscal year 1998. The decrease is primarily due to a decline in oil production. Gas royalties increased 2% due to an increase of 15% in natural gas production (thousand cubic feet "MCF") (1999-19,064 MCF; 1998 - 16,570 MCF)and an increase of 8% in natural gas prices (average price per MCF: 1999 - $2.77;1998 - $2.57).
Oil and condensate royalties decreased 22% due to a decrease of 29% in oil and condensate production (barrel "bbl") (1999 - 10,124 bbls; 1998 - 14,251 bbls), partially offset by an increase of 1% in oil and condensate prices (average price per barrel: 1999 - $14.45; 1998 - $14.31).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As indicated by the Company's consolidated statements of cash flows, cash and cash equivalents at the end of fiscal year 2000 decreased $14,000 as compared to the end of fiscal year 1999. Net cash provided by operating activities of $91,000 and net cash provided by financing activities of $36,000 was utilized to purchase $141,000 of ranch property and to pay-down long-term debt. The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company. An additional provision of $48,000 was recorded in 2000 relating to guarantees of certain debt of Trinity. As of October 31, 2000, the Company's working capital deficit was $129,000. Payments of $154,000 attributable to notes payable and long-term debt are required during the fiscal year ending October 31, 2001. It is not anticipated that dividends will be paid in the near future.



ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.


     We have audited the accompanying consolidated balance sheet of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of October 31, 1999 were audited by Mattison and Riquelmy, who merged with Mann Frankfort Stein & Lipp CPAs, L.L.P. as of July 1, 2000, and whose report dated January 14, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.






                                   Mann Frankfort Stein & Lipp, CPAs, LLP







January 10, 2001
Houston, Texas


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                              OCTOBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                               $     46   $     60
  Accounts receivable                                           93         62
  Accounts receivable - related parties                        136         76
  Accounts and note receivable - other                          14          6
  Deferred income taxes                                         16         40
  Refundable income taxes                                        2         16
  Other current assets                                          13          8
                                                           -------    -------
     Total current assets                                 $    320   $    268
                                                           -------    -------


PROPERTY AND EQUIPMENT, net                                  1,775      1,762

OTHER ASSETS                                                     1          1
                                                           -------    -------

       TOTAL                                              $  2,096   $  2,031
                                                           =======    =======














                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                (in thousands except for share and per share data)
-----------------------------------------------------------------------------

                                                              OCTOBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                           $     56   $     80
  Current maturities of long-term debt                          98         48
  Accounts payable                                              39         68
  Accounts payable - related parties                           177        144
  Accrued taxes - other than income taxes                       39         25
  Accrued expenses - other                                      40         21
                                                           -------    -------
     Total current liabilities                            $    449   $    386
                                                           -------    -------
OTHER LIABILITIES AND CREDITS:
  Long-term debt                                          $    111   $    101
  Deferred income taxes                                         62         73
  Other liabilities                                            144         94
                                                           -------    -------
     Total other liabilities and credits                  $    317   $    268
                                                           -------    -------

SHAREHOLDERS' EQUITY:
  Common stock, par value - $1 per share; authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                 $  1,451   $  1,451
  Accumulated (Deficit)                                       (121)       (74)
                                                           -------    -------
     Total shareholders' equity                           $  1,330   $  1,377
                                                           -------    -------
       TOTAL                                              $  2,096   $  2,031
                                                           =======    =======








                   See notes to consolidated financial statements.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except for share and per share data)
-----------------------------------------------------------------------------
                                                              YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
2000        1999
                                                          --------  ---------
REVENUES:
  Pipeline operations                                     $     78   $     82
  Pipeline operations - related parties                        175        184
  Net oil and gas royalties                                    335        192
  Farm produce sales                                           178        239
  Ranch lease rentals                                           19         19
  Ranch lease rentals - related party                          100        100
                                                           -------    -------
     Total revenues                                       $    885   $    816
                                                           -------    -------

COSTS AND EXPENSES:
  Operating expenses                                      $    204   $    254
  Operating expenses - related parties                         177        128
  General and administrative expenses                          227        192
  General and administrative expenses - related parties         92         69
  Depreciation and amortization                                128        113
  Equity in loss of 50% owned affiliate                         48        405
  Other income - net                                             -         (3)
  Other income - net - related parties                         (41)       (29)
  Interest expense                                              20         19
  Taxes - other than income taxes                               57         39
  Taxes - other than income taxes - related parties              5          3
                                                           -------    -------
     Total costs and expenses                             $    917   $  1,190
                                                           -------    -------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES          $    (32)  $   (374)
  Provision (benefit) for income taxes                          15        (64)
                                                           -------    -------

NET LOSS                                                  $    (47)  $   (310)
                                                           =======    =======

NET LOSS PER SHARE - BASIC (1,451,000 weighted -
 average shares outstanding)                              $   (.03)  $   (.21)
                                                           =======    =======





                 See notes to consolidated financial statements

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (in thousands)
-----------------------------------------------------------------------------

                              COMMON STOCK                          TOTAL
                         ---------------------   ACCUMULATED     SHAREHOLDERS'
                           SHARES      AMOUNT     (DEFICIT)         EQUITY
                         ---------    --------    ---------      ------------

Balances at
 October 31, 1998            1,451   $   1,451   $      236     $       1,687

Net loss                      -            -           (310)             (310)

                         ---------    --------    ---------      ------------
Balances at
 October 31, 1999            1,451   $   1,451   $      (74)    $       1,377

Net loss                      -           -             (47)              (47)

                         ---------    --------    ---------      ------------
Balances at
 October 31, 2000            1,451   $   1,451   $     (121)    $       1,330
                         =========    ========    =========      ============






















                  See notes to consolidated financial statements

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
-----------------------------------------------------------------------------
                                                              YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $    (47)  $   (310)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                             128        113
     Deferred income taxes                                      13        (64)
     Equity in loss of 50% owned affiliate                      48        405
  Changes in operating assets and liabilities:
      Accounts receivable                                      (99)        32
      Refundable income taxes                                   14        (16)
      Other current assets                                      (5)         7
      Accounts payable and accrued expenses, and
       unearned income                                          39        130
                                                           -------    -------
        Net cash provided by operating activities         $     91   $    297
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    $   (141)  $   (233)
  Investment in and advances to 50% owned affiliate             -        (250)
                                                           -------    -------
        Net cash used in investing
         activities                                       $   (141)  $   (483)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            $    120   $    166
  Proceeds from notes payable                                  120         80
  Payment on long-term debt                                   (204)       (17)
                                                           -------    -------
        Net cash provided by financing
         activities                                       $     36   $    229
                                                           -------    -------



                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
-----------------------------------------------------------------------------
                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $    (14)  $     43

CASH AND CASH EQUIVALENTS - beginning of year                   60         17
                                                           -------    -------
CASH AND CASH EQUIVALENTS - end of year                   $     46   $     60
                                                           =======    =======
SUPPLEMENTAL CASH FLOW DATA:
  Income taxes paid (refunds received)                    $    (12)  $     46
                                                           =======    =======

  Interest paid                                           $     18   $     16
                                                           =======    =======



























                  See notes to consolidated financial statements

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

     Preparation of Consolidated Financial Statements - The financial statements reflect, on a consolidated basis, the accounts of Seven J
Stock Farm, Inc. and Subsidiary. The wholly-owned subsidiary is Madison Pipe Line Co. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used for investments in affiliates owned between 20% and 50%.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Property and Equipment - Property and equipment is recorded at cost.
The straight-line method of computing depreciation and amortization is used for financial reporting purposes. Maintenance and repairs are included in expenses when incurred. Renewals and betterments which extend the useful life of the equipment are capitalized. At the time properties are retired or otherwise disposed of, the cost of the property and accumulated depreciation are removed from the accounts. The difference between the net book value and the amount received by sale or salvage is included in income.

NOTE 1 - - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
           OPERATIONS(CONTINUED)

     The cost of planting the pecan grove and yearly maintenance and development costs are capitalized until the grove is ready for commercial production. Net proceeds from sale of pecans before commercial production are recorded as a reduction of capitalized costs. Normal losses of trees to disease and other conditions during the development stage not treated as a reduction to the capitalized cost; however, abnormal losses are charged to current operations. The capitalized cost is depreciated over its estimated economic life, beginning in the first year of commercial production.

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

     Reclassifications - Certain items and amounts in the October 31, 1999 consolidated financial statements have been reclassified to conform with the October 31, 2000 presentation. The reclassifications have no effect on net income.

NOTE 2 - NOTES PAYABLE

Notes payable consists of the following:

                                                                 OCTOBER 31,
                                                               2000      1999
                                                             --------  --------
                                                                (in thousands)
     Revolving line-of credit of $120,000
      with a bank; principal and accrued
      interest due July 2001;bearing interest
      at 2% over prime rate, secured by crops.               $     56  $      -

     Revolving line-of-credit of $110,000 with
      a bank; principal and accrued interest due
      October 1999; bearing interest at 1.25%
      over prime rate, secured by crops; paid in
      December 1999.                                                -        68

     Note payable to a bank; principal and accrued
      interest due June 2000; bearing interest
      at 1.5% over prime rate, secured by equipment
      paid June 2000.                                               -        12
                                                             --------  --------
                                                             $     56  $     80
                                                             ========  ========





NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               2000       1999
                                                             --------  --------
                                                                (in thousands)

     Note payable to a bank; principal
      and interest due and payable in
      27 monthly installments of $5,000 beginning
      August 2000, bearing interest at 11.5% per
      annum; maturing December 2002; secured
      by a deed of trust on land and guaranteed
      by an officer of the Company.                           $   108  $      -

     Note payable of $150,000 to a bank; principal
      payable in monthly installments beginning May 1999,
      maturing November 2002; bearing interest at 1% over
      prime rate; secured by a deed of trust on the Company's
      mineral interest, and guaranteed by an officer and
      shareholder of the Company and another related party.        89       132


     Installment note with a finance
      company; principal and interest
      payable in three annual installments;
      interest at 9%; secured by equipment.                        12        17
                                                             --------  --------
                                                             $    209       149
     Less current maturities of long-term debt                     98        48
                                                             --------  --------
                                                             $    111       101
                                                             ========  ========

Maturities of long-term debt are as follows:  2001 - $98,000; 2002 - $107,000;
 2003 - $4,000.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                               OCTOBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (in thousands)

       Buildings and building improvements                $     431  $     672
       Levee, drainage, irrigation, roads, and
        flood control facilities                                508        660
       Farm implements, trucks, and tractors                    111        109
       Fences, corrals, and other equipment                     920        905
       Gathering system and dehydration facility                850        850
                                                           --------   --------
                                                          $   2,820  $   3,196
       Less accumulated depreciation and amortization         1,489      2,062
                                                           --------   --------
                                                          $   1,331  $   1,134
       Pecan grove and irrigation system
        (not commercially productive)                           161        342
       Land                                                     283        286
                                                           --------   --------
       Property and equipment, net                        $   1,775  $   1,762
                                                           ========   ========

     Depreciation and amortization of property and equipment is based on the estimated useful lives. Estimated useful lives for depreciation are as follows:
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

NOTE 5 - 50% OWNED AFFILIATE

On July 2, 1998, the Company purchased a 50% interest in Trinity Valley
Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:
                                                               OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (in thousands)
                    BALANCE SHEETS
                    --------------
     Assets:
       Current assets                                     $    173   $    367
       Noncurrent assets (primarily property and
        equipment)                                             663        620
                                                           -------    -------
         TOTAL                                            $    836   $    987
                                                           =======    =======
     Liabilities:
       Current liabilities                                $  1,327   $  1,118
       Noncurrent liabilities                                  835        580
     Shareholders' equity:
       Common stock and paid-in capital                        500        500
       Deficit                                              (1,826)    (1,211)
                                                           -------    -------
          TOTAL                                           $    836   $    987
                                                           =======    =======

                                                              YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           --------   -------
                                                             (in thousands)
             STATEMENTS OF OPERATIONS
             -----------------------------
     Revenues                                             $  1,554   $    606
     Costs and expenses                                      2,169      1,724
                                                           -------    -------
     Income (loss) before provision for income taxes      $   (615) $  (1,118)
                                                           -------    -------
     Net income (loss)                                    $   (615) $  (1,118)
                                                           =======    =======


     The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal years 2000 and 1999 was approximately $308,000 and $560,000, respectively. The Company's financial statements includes losses of approximately $48,000 and $405,000, respectively attributable to its investment, loan, advances and future commitment to its 50% owned affiliate for the fiscal years ended 2000 and 1999. During the fiscal year 1999, Trinity commenced operations of its pecan shelling facility.
Because of production problems, the operations are unprofitable. During fiscal year 2000, management discontinued its wholesale operations; however, it will continue its retail and shelling operations.

The 50% owned affiliate has obtained long term financing with a bank. Under the terms of the financing, the Company pledged land in order to secure $500,000 in long-term debt. The proceeds from the loan will be used in part to pay-down on existing debt and provide Trinity Valley with working capital.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain loans of its 50% owned affiliate with a bank. The guaranteed loans include a plant construction loan and a working capital line-of-credit with principal balances totaling approximately $655,000 and $770,000 at October 31, 2000 and 1999, respectively. The loans are also guaranteed jointly and severally by another related party.

NOTE 7 - RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers approximately 1,200 net acres was renewed July 1998, for an additional five year term. The other lease for approximately 6,300 net acres with a related party was renewed October 1999. The lease is subject to earlier termination by either party giving three months notice.

     Under a fifty year lease agreement beginning September 1997, the Company leased approximately six acres of land to an officer, director and shareholder of the Company. The lease is subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance, and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the property of the Company. Under a fifty year lease agreement beginning September 1998, the Company leased approximately two acres of land to it's 50% owned affiliate. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance and the cost of construction, repairs, or maintenance of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property


NOTE 8 - AGRICULTURAL LEASES

     During the fiscal years 2000 and 1999, approximately 2,400 and 1,700 acres of the Company land, respectively, was leased to unrelated parties under two lease agreements. Under the terms of the lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays for its respective share of certain costs of crop production. The leases are for a three year term.

NOTE 9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited selected quarterly financial data for the fiscal years ended October 31, 2000 and 1999 are as follows:

                                                  2000 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY   APRIL      JULY    OCTOBER
                                           31        30        31       31
                                         -------   -------   -------   -------
                                       (in thousands except per share amounts)

     Revenues                           $    201  $    200  $    195  $    289
                                         -------   -------   -------   -------
     Net income (loss)                  $    (10) $    (13) $   (103)$      79
                                         -------   -------   -------   -------
     Net income (loss) per share        $   (.01) $   (.01) $   (.07) $    .06
                                         =======   =======   =======   =======


                                                 1999 QUARTER ENDED
                                         -------------------------------------
                                         JANUARY    APRIL      JULY   OCTOBER
                                           31        30         31       31
                                         -------   -------   -------   -------
                                        (in thousands except per share amount)

     Revenues                           $    166  $    191  $    180  $    279
                                         -------   -------   -------   -------
     Net loss                           $    (22) $   (175) $    (69) $    (44)
                                         -------   -------   -------   -------
     Net loss per share                 $   (.02) $   (.12) $   (.04) $   (.03)
                                         =======   =======   =======   =======




NOTE 10 - BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of field crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segments consist of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.
     Financial information concerning the Company's business segments for the fiscal years ended October 31, 2000 and 1999 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses, loss from 50% owned affiliate and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents.

                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            2000      1999
                                                          --------   --------
                                                            (in thousands)
     REVENUES:
       Agriculture:
         Farm produce                                    $     178  $     239
         Ranch leases                                          119        119
                                                          --------   --------
                                                         $     297  $     358
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     335  $     192
         Pipeline operations                                   253        266
                                                          --------   --------
                                                         $     588  $     458
                                                          --------   --------
           Total revenues                                $     885  $     816
                                                          ========   ========
     OPERATING PROFIT:
       Agriculture:
         Farm produce                                    $      27  $      77
         Ranch leases                                          (44)       (80)
                                                          --------   --------
                                                         $     (17) $      (3)
                                                          --------   --------
       Oil and gas:
         Net oil and gas royalties                       $     331  $     191
         Pipeline operations                                    14        (97)
                                                          --------   --------
                                                         $     345  $     288
                                                          --------   --------
           Total operating profit                        $     328  $     285
       Interest income                                           -          -
       Interest expense                                        (20)       (19)
       Loss from 50% owned affiliate                           (48)      (405)
       General corporate expenses                             (292)      (235)
                                                          --------   --------
          Loss before provision for income
            taxes                                        $     (32) $    (374)
                                                          ========   ========
     IDENTIFIABLE ASSETS:
       Agriculture                                       $   1,566  $   1,624
       Oil and gas                                             361        339
       Corporate assets                                        169         68
                                                          --------   --------
           Total assets                                  $   2,096  $   2,031
                                                          ========   ========

     TOTAL CAPITAL EXPENDITURES:
       Agriculture                                        $    141   $    182
       Oil and gas                                               -         51
                                                           -------    -------
           Total capital expenditures                     $    141   $    233
                                                           =======    =======
     DEPRECIATION AND AMORTIZATION:
       Agriculture                                        $     89   $     75
       Oil and gas                                              39         38
                                                           -------    -------
           Total depreciation and amortization            $    128   $    113
                                                           =======    =======
     MAJOR CUSTOMERS:
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
          Ranch lease - Estate of J.R. Parten and Trust
           created under will of J.R. Parten, related
           parties                                        $    100   $    100
          Agricultural leases -
           U.S. Dept. of Agriculture (2000 less than 10%)        -        132
          Pipeline operations - Gathering income
           attributable to gas wells partially
           owned by related parties                            175        184
                                                           -------    -------
           Total revenues - major customers               $    275   $    416
                                                           =======    =======
           Percentage to total revenues - all customers       31.0%      51.0%
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

     Information concerning guarantees of certain debts and ranch and land leases to related parties are also disclosed in Note 3 and Note 7 of the notes to consolidated financial statements, respectively.

     The following is a description of significant related party transactions for the fiscal years ended October 31, 2000 and 1999:

                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------- ---------
                                                             (in thousands)

     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       Gathering income attributable to production
       from gas wells owned by related
       parties                                           $      175 $     184


       50% share of operating expenses of gathering
       systems operated by pipeline company owned by
       John R. Parten                                    $      177 $     128

       Ranch lease rentals received from the Estate
       of J.R. Parten and Trust created under will
       of J.R. Parten                                    $      100 $     100

       Allocated salaries, payroll taxes, and other
       expenses of two part-time employees by a
       company owned by John R. Parten                   $        8 $       8

       Allocated office salaries, payroll taxes, office
       rent, and other office expenses by the Trust under
       the will of J.R. Parten                           $       60 $      64

       Rental income received from:
         Pipeline company owned by John R. Parten        $        2 $       2
         Company owned by John R. Parten                 $       13 $      13
         Other related parties                           $        2 $       3

       Farm labor hired out                              $        - $      11

       Capital expenditures - equipment and labor
       charges for construction of irrigation system
       and central compression and dehydration facility
       purchases from pipeline company owned by
       John R. Parten                                    $       16 $      51



NOTE 12 - FEDERAL INCOME TAXES

     The components of the provision (benefit)for income taxes for the fiscal Years ended October 31, 2000 and 1999 are as follows:


                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
                                                             (in thousands)

     Current income tax expense                          $       2 $       -
     Deferred income taxes                                      13       (64)
                                                          --------  --------
                                                         $      15 $     (64)
                                                          ========  ========
     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     The significant items giving rise to the deferred tax assets and (liabilities)are as follows:


                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (in thousands)

     Deferred tax assets:
        Use of cash basis accounting by
         parent company                                   $     13   $     33
        Write-off impaired investment                            -          3
        Percentage depletion carryover                          18         10
        Guaranty of 50% affiliate's notes                       48         29
                                                           -------    -------
                                                                79         75
                                                           -------    -------
     Valuation allowance                                       (15)         -
                                                           -------    -------
     Deferred tax liabilities:
       Property and equipment                             $   (110)  $   (108)
                                                           -------    -------
     Net deferred tax liabilities                         $    (46)  $    (33)
                                                           =======    =======


     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 2000 and 1999 is as follows:
                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (in thousands)

     Computed federal income tax at statutory rate of 34% $    (11)  $   (127)
     Tax benefit of graduated Federal income tax rates          (3)         -
     Percentage depletion attributable to oil and gas
      royalties                                                (17)       (10)
     State income tax differential                               -         (2)
     Equity in loss of 50% owned affiliate                       -         75
     Use of cash basis by parent company                        31          -
     Change in valuation allowance                              15          -
                                                           -------    -------
     Provision for income taxes                           $     15   $    (64)
                                                           =======    =======

     The Company has a percentage depletion carryover of $53,000 available to use in future years until utilized.


NOTE 13 - NET OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties based on oil and gas well production from various oil and gas companies. Lessees are related parties underlying the lands owned in fee.

     Oil and gas royalties net of production taxes for the fiscal years ended October 31, 2000 and 1999 are as follows:

                                                             YEAR ENDED
                                                              OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (in thousands)

     Gross oil and gas royalties                          $    352   $    203
     Production taxes                                          (17)       (11)
                                                           -------    -------
        Net oil and gas royalties                         $    335   $    192
                                                           =======    =======


NOTE 14 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash deposits with banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible loss is minimal. A substantial amount of revenues are derived from related parties as described in notes 10 and 11 with over 31% of revenues from three customers.








NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates of the Company's financial instruments are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its current assets and current liabilities approximate the fair value of such items. The carrying amount of cash and cash equivalents approximates fair value due to short-term maturities of these instruments. The carrying value of long-term debt approximates fair value as the obligations' interest rates approximate current rates.


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

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 51       Chairman of the Board and President

R. F. Pratka                   78       Vice-President and Treasurer

Valerie Coulter                58       Secretary








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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 2000.

                                                                   EXHIBIT 22




                            SUBSIDIARY OF REGISTRANT


     At October 31, 2000, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the accounts of this subsidiary are included in the Company's consolidated financial statements.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 25, 2001                     By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 25, 2001                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



January 25, 2001                          s/ R. F. Pratka
                                          ------------------------------------
                                          R.F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)



January 25, 2001                          s/ Patrick J. Moran
                                          ------------------------------------
                                          Patrick J. Moran
                                           Director


January 25, 2001                          s/ William C. Bennett
                                          ------------------------------------
                                          William C. Bennett
                                           Director