Form 10QSB
period 2001-01-31
SEVEN J STOCK FARM INC
filed 2001-03-19
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 15, 2001 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------

REVENUES
  Pipeline operations                                 $      183   $      270
  Net oil and gas royalties                                   79           35
  Ranch lease rentals                                         30           30
  Farm produce sales                                           9           60
  Lease revenues                                              14            9
  Contract and irrigation service revenues                    22            -
  Other revenues                                               2            1
                                                      ----------   ----------
     TOTAL REVENUES                                          339          405

COSTS AND EXPENSES
  Operating expenses                                         197          277
  General and administrative expenses                         52           85
  Depreciation and amortization                               32           30
  Equity in loss of 50% owned affiliate                        -           10
  Other costs and expenses                                     -            1
  Interest expense                                             2            1
  Taxes - other than income taxes                             16           10
                                                      ----------   ----------
     TOTAL COSTS AND EXPENSES                                299          414
                                                      ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               40           (9)
PROVISION FOR INCOME TAXES                                    29            1
                                                      ----------   ----------

NET INCOME (LOSS)                                     $       11  $      (10)
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE (1,451,000 weighted -
 average shares outstanding)                          $      .01  $     (.01)
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None









The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 2001
                        (IN THOUSANDS EXCEPT FOR SHARES)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $         74
  Accounts receivable                                                     108
  Accounts receivable - related parties                                   174
  Refundable income taxes                                                   2
  Other current assets                                                     15
                                                                 ------------
    TOTAL CURRENT ASSETS                                                  373

PROPERTY AND EQUIPMENT, net                                             1,743

OTHER ASSETS                                                                1
                                                                 ------------

TOTAL ASSETS                                                     $      2,117
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $         73
  Accounts payable - related parties                                      235
  Accrued expenses                                                          8
  Deferred income taxes                                                     5
  Notes payable                                                            51
  Current maturities of long-term debt                                    101
                                                                 ------------
    TOTAL CURRENT LIABILITIES                                             473

LONG-TERM DEBT                                                             82
DEFERRED INCOME TAXES                                                      70
OTHER LIABILITIES                                                         151
                                                                 ------------
    TOTAL LIABILITIES                                                     776

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share;
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (110)
                                                                 ------------
    TOTAL SHAREHOLDERS' EQUITY                                          1,341
                                                                 ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $      2,117
                                                                 ============

The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $       11   $      (10)
  Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                             32           30
    Deferred income taxes                                     29            -
    Equity in loss of 50% owned affiliate                      -           10
  Changes in operating assets and liabilities:
      Accounts receivable                                     (1)          95
      Accounts receivable - related parties                  (38)        (111)
      Other current assets                                    (2)           1
      Accounts payable                                        34           52
      Accounts payable - related parties                      58            -
      Accrued expenses                                       (71)         (12)
      Other liabilities                                        7            -
                                                       ---------   ----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                              59           55

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         -           (9)
  Investment and advances to 50% owned affiliate               -          (10)
                                                       ---------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                     -          (19)

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and note payable repayments                 (31)         (79)
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          28          (43)

CASH AND CASH EQUIVALENTS - beginning of period               46           60
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $       74   $       17
                                                       =========   ==========

(CONTINUED)

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(CONTINUED)

                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------

                                                           (in thousands)

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         2   $        3
                                                     ===========   ==========
























The notes to the condensed consolidated financial statements are an integral part of this statement.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of Seven J Stock Farm, Inc. and its wholly owned subsidiary, Madison Pipe Line Company, collectively referred to as the "Company".

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 2001 and the results of its operations and its cash flows for the periods ended January 31, 2001 and 2000. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending
January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                              Results of Operations


      Pipeline operations - Revenue for the three months ended January 31, 2001 decreased $87,000 or 32.2% as compared to the three months ended January 31, 2000. This is primarily the result of a decrease in gas volumes transmitted.

      Net Oil and Gas Royalties - Revenue for the three months ended January 31, 2001 increased $44,000 or 125.7% as compared to three months ended January 31, 2000. The increase is due to the increase in oil and gas prices.

      Farm Produce Sales - Revenue for the three months ended January 31, 2001 decreased $51,000 or 85% as compared to the three months ended January 31, 2000. This was the result of drought conditions.

      Contract and Irrigation Service - These services were performed during this first quarter, which covered the rental of irrigation pivot systems and contract pasture mowing services.

      Operating expenses for the three months ended January 31, 2001 decreased $80,000 as compared to the three months ended January 31, 2000. The decrease is attributable to a reduction in the cost of gas since the Company ended its gas purchase and sale operations effective January 1, 2000.

      Administrative and General Expenses - Expenses for the three months ended January 31, 2000 decreased $33,000 or 38.8%. This decrease is primarily the result of a reduction in salary allocations.


                              Liquidity and Capital Resources


      The Company had a positive cash flow of $28,000 in operating activities for the three months ended January 31, 2001 as compared to a negative cash flow of $43,000 from operating activities for the three months ended January 31, 2000. This positive cash flow is a result of a reduction in debt payments and there were no capital expenditures.

      The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company. An additional provision of $48,000 was recorded in 2000 relating to guarantees of certain debt of Trinity. As of January 31, 2001, the Company's working capital deficit was $100,000. Payments of $154,000 attributable to notes payable and long-term debt are required during the fiscal year ending October 31, 2001. It is not anticipated that dividends will be paid in the near future.


                          PART II.   OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 2001.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 15, 2001                         John R. Parten
                                   ------------------------------------------
                                            John R. Parten, President
                                          (Principal Financial Officer)