Form 10QSB
period 2001-04-30
SEVEN J STOCK FARM INC
filed 2001-06-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 14, 2001 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      ------------------   ------------------
                                        2001      2000       2001      2000
                                      --------  --------   --------  --------


REVENUES
Pipeline operations                   $   188   $    106   $    371  $    376
Net oil and gas royalties                  53         91        132       126
Ranch lease rentals                        30         21         60        51
Farm produce sales                          5         11         14        71
Contract and irrigation service
  revenues                                -          -           22         -
Other revenues                             26         17         42        27
                                      --------  --------   --------  --------
   TOTAL REVENUES                         302        246        641       651

COSTS AND EXPENSES
Operating expenses                        238        132        435       409
General and administrative expenses        64         73        116       158
Depreciation and amortization              32         34         64        64
Equity in loss of 50% owned affiliate     -            6        -          16
Other costs and expenses                  -           (1)       -           -
Interest expense                            8          5         10         6
Taxes - other than income taxes            13         10         29        20
                                      --------  --------   --------  --------
   TOTAL COSTS AND EXPENSES               355        259        654       673
                                      --------  --------   --------  --------

LOSS BEFORE PROVISION (BENEFIT)
 FOR INCOME TAXES                          (53)      (13)       (13)     (22)
  Provision (benefit) for
   income taxes                            (24)      -            5         1
                                      --------  --------   --------  --------

NET LOSS                              $    (29) $    (13)  $    (18) $   (23)
                                      ========  ========   ========  ========

NET LOSS PER SHARE - BASIC AND
 DILUTED
 (1,451,000 weighted average shares
  outstanding)                        $   (.02) $   (.01)  $   (.01) $  (.02)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None       None      None





         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                APRIL 30, 2001
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)
                                                                    APRIL 30,
                ASSETS                                                2001
                                                                    ---------
CURRENT ASSETS
  Cash and cash equivalents                                         $      26
  Accounts receivable                                                      18
  Accounts receivable - related parties                                   184
  Refundable income taxes                                                   2
  Deferred income taxes                                                    17
  Other current assets                                                     15
                                                                    ---------
     TOTAL CURRENT ASSETS                                                 262

PROPERTY AND EQUIPMENT, net                                             1,719

OTHER ASSETS                                                                1
                                                                    ---------
      TOTAL ASSETS                                                  $   1,982
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $      71
  Accounts payable - related parties                                      191
  Accrued expenses                                                         29
  Deferred income taxes                                                    -
  Notes payable                                                             2
  Current maturities of long-term debt                                    102
                                                                    ---------
     TOTAL CURRENT LIABILITIES                                            395

 LONG-TERM DEBT                                                            57
 DEFERRED INCOME TAXES                                                     68
 OTHER LIABILITIES                                                        150
                                                                    ---------
     TOTAL LIABILITIES                                                    670

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (139)
                                                                    ---------
     TOTAL SHAREHOLDERS' EQUITY                                         1,312
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   1,982
                                                                    =========






         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $    (18) $    (23)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization                                64        64
    Deferred income taxes                                         5        (3)
    Equity in loss of 50% owned affiliate                        -         16
  Changes in operating assets and liabilities:
      Accounts receivable                                        41        (9)
      Other current assets                                       (2)        1
      Accounts payable                                           46       123
      Other liabilities                                           7         -
      Accrued expenses                                          (50)      (40)
                                                           --------  --------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                                 93       129


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment                (8)      (95)
                                                           --------   --------
     NET CASH USED IN INVESTING ACTIVITIES                       (8)      (95)


CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and notes payable repayments                  (105)      (90)
                                                           --------  --------
     NET CASH USED IN FINANCING ACTIVITIES                     (105)      (90)
                                                           --------  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (20)      (56)

CASH AND CASH EQUIVALENTS - beginning of period                  46        60
                                                           --------  --------

CASH AND CASH EQUIVALENTS - end of period                  $     26 $       4
                                                           ========  ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     13 $       6
                                                           ========  ========

    Income taxes                                           $     -  $      -
                                                           ========  ========

         See notes to the condensed consolidated financial statements.

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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 2001 and the results of its operations and its cash flows for the periods ended April 30, 2001 and 2000. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending April 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.


NOTE 2 - SUBSEQUENT EVENT

  During May 2001, the Company increased its available credit to approximately $210,000 under its loan agreement with Frost Bank to pay off an existing loan with The First National Bank of Crockett, and to acquire a conservation easement on certain real property for flood prevention.




                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the three months ended April 30, 2001 increased $82,000 or 77% as compared to the three months ended April 30, 2000. This is primarily the result of an increase in gas prices.

Net Oil and Gas Royalties - Revenue for the three months ended April 30, 2001 decreased $38,000 or 42% as compared to the three months ended April 30, 2000. This is a result of the decrease of volumes sold.

Operating expense for the three months ended April 30, 2001 increased $106,000 or 80% as compared to the three months ended April 30, 2000. This is attributable to an increase in cost of fuel to run the compressor.

Farm Produce Sales - Revenue for the six months ended April 30, 2001 decreased
  $57,000 or 80% as compared to the six months ended April 30, 2000. This was the result of drought conditions.

General and Administrative Expenses - Expenses for the six months ended April
  30, 2001, decreased $42,000 or 27%. This increase is primarily the result of a reduction in personnel expenses.


                     Liquidity and Capital Resources

The Company had a negative cash flow of $20,000 for the six months ended
April 30, 2001 as compared to a negative cash flow of $56,000 from operating activities for the six months ended April 30, 2000. The reason for the improvement in cash flows from the prior period is due to a decrease in capital expenditures on property and equipment.

The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company. An additional provision of $48,000 was recorded in 2000 relating to guarantees of certain debt of Trinity.

As of April 30, 2001, the Company's working capital deficit was $133,000. Payments of $51,000 attributable to notes payable and long-term debt are required during the fiscal year ending October 31, 2001. It is not anticipated that dividends will be paid in the near future.



                     PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)  Annual meeting of shareholders was held March 20, 2001.

(B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected

        1.  John R. Parten
        2.  R. F. Pratka
        3.  Patrick J. Moran
        4.  William C. Bennett

Shareholders approved the appointment of the firm Mann Frankfort Stein & Lipp, CPAs, L.L.P. as the Company's Independent Auditors.


ITEM 5. OTHER INFORMATION

(A) During June 2001, the Company began hay bailing and hay sales operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended April 30, 2001.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 14, 2001                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   s/
                                   ------------------------------------------
                                   John R. Parten, President
                                          (Principal Financial Officer)