Form 10QSB
period 2001-07-31
SEVEN J STOCK FARM INC
filed 2001-09-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 2001

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


                                281-874-2101
                                --------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 14, 2001 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                           JULY 31,             JULY 31,
                                      ------------------   ------------------
                                        2001      2000       2001      2000
                                      --------  --------   --------  --------


REVENUES
Pipeline operations                   $   147   $    129   $    518  $    505
Net oil and gas royalties                  99         98        231       224
Ranch lease rentals                        29         38         89        89
Farm produce sales                         23          -         37        71
Contract and irrigation service
  revenues                                  -          -         22         -
Other revenues                             18          -         60        27
                                      --------  --------   --------  --------
   TOTAL REVENUES                         316        265        957       916

COSTS AND EXPENSES
Operating expenses                        211        169        646       578
General and administrative expenses        77         90        193       248
Depreciation and amortization              32         28         96        92
Equity in loss of 50% owned affiliate      46         47         46        63
Interest expense                            3          3         13         9
Taxes - other than income taxes            21         31         50        51
                                      --------  --------   --------  --------
   TOTAL COSTS AND EXPENSES               390        368      1,044     1,041
                                      --------  --------   --------  --------

LOSS BEFORE PROVISION (BENEFIT)
 FOR INCOME TAXES                         (74)      (103)       (87)     (125)
  Provision (benefit) for
   income taxes                             9          -         14         -
                                      --------  --------   --------  --------

NET LOSS                              $   (83) $    (103)  $   (101) $   (125)
                                      ========  =========   ========  ========

NET LOSS PER SHARE - BASIC AND
 DILUTED
 (1,451,000 weighted average shares
  outstanding)                        $  (.06)   $  (.07)   $  (.07)  $  (.09)
                                      ========   ========   ========  ========

DIVIDENDS PER SHARE                       None      None       None      None





         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JULY 31, 2001
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)
                                                                    JULY 31,
                ASSETS                                                2001
                                                                    ---------
CURRENT ASSETS
  Cash and cash equivalents                                         $      22
  Accounts receivable                                                      21
  Accounts receivable - related parties                                   182
  Refundable income taxes                                                   2
  Deferred income taxes                                                    52
  Other current assets                                                     15
                                                                    ---------
     TOTAL CURRENT ASSETS                                                 294

PROPERTY AND EQUIPMENT, net                                             1,751

OTHER ASSETS                                                                1
                                                                    ---------
      TOTAL ASSETS                                                  $   2,046
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     111
  Accounts payable - related parties                                      197
  Accrued expenses                                                         41
  Notes payable                                                             1
  Current maturities of long-term debt                                     88
                                                                    ---------
     TOTAL CURRENT LIABILITIES                                            438

 LONG-TERM DEBT                                                           119
 DEFERRED INCOME TAXES                                                    111
 OTHER LIABILITIES                                                        149
                                                                    ---------
     TOTAL LIABILITIES                                                    817

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (222)
                                                                    ---------
     TOTAL SHAREHOLDERS' EQUITY                                         1,229
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   2,046
                                                                    =========






         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (101)  $   (125)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                                96         92
    Deferred income taxes                                        14          -
    Equity in loss of 50% owned affiliate                        46         63
    Provision for bad debts                                      45         16
Changes in operating assets and liabilities:
      Accounts receivable                                        (6)         1
      Other current assets                                       (2)        (9)
      Accounts payable                                           92        (91)
      Other liabilities                                           5          -
      Accrued expenses                                          (38)         -
                                                            --------   --------
     NET CASH PROVIDED BY (USED IN)OPERATING
      ACTIVITIES                                                151        (53)

CASH FLOWS FROM INVESTING ACTIVITIES
	Investments in and advances to 50% owned affiliate	    (46)         -
	Capital expenditures for property and equipment               (18)      (132)
                                                            --------   --------
     NET CASH USED IN INVESTING ACTIVITIES                      (64)      (132)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt and notes payable                 71        240
  Payment on long-term debt and notes payable                  (182)      (112)
                                                            --------   --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (111)       128
                                                            --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (24)       (57)

CASH AND CASH EQUIVALENTS - beginning of period                  46         60
                                                           --------   --------
CASH AND CASH EQUIVALENTS - end of period                  $     22   $      3
                                                           ========   ========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $     13   $     11
                                                           ========   ========
    Income taxes                                           $      -   $      -
                                                           ========   ========
  Capital expenditures for property and equipment
    financed by debt                                       $     54   $      -
                                                           ========   ========
  Refinancing of existing debt                             $     85   $      -
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 2001 and the results of its operations and its cash flows for the periods ended July 31, 2001 and 2000. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

  Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.


NOTE 2 - LONG-TERM DEBT AND NOTES PAYABLE

During May 2001, the Company increased its available credit to approximately $210,000 under its loan agreement with Frost Bank to pay off an existing loan with a balance of approximately $85,000 from The First National Bank of Crockett Additionally, the remaining loan proceeds were used to acquire a conservation easement for flood prevention. The refinanced debt to Frost Bank bears interest at prime plus 1%, with monthly principal and interest payments of $8,049 and matures October 2003. At July 31, 2001, the following are the future maturities of long-term debt for the years ended July 31: 2002 - $88,000, 2003 - $96,000, 2004 - $23,000.




                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the three months ended July 31, 2001 increased $18,000 or 14% as compared to the three months ended July 31, 2000. This is primarily the result of an increase in gas production.

Operating expense for the three months ended July 31, 2001 increased $42,000 or 25% as compared to the three months ended July 31, 2000. This is attributable to an increase in production, cost of fuel to run the compressor, and an increase in compressor rentals.

Farm Produce Sales - Revenue for the nine months ended July 31, 2001 decreased
  $34,000 or 48% as compared to the nine months ended July 31, 2000. This was the result of drought conditions. The increase in revenue for the three months ended July 31, 2001 was due to the hay bailing and hay sales operations.

General and Administrative Expenses - Expense for the three months ended July
  31, 2001, decreased $13,000 or 14%. This increase is primarily the result of a reduction in salary.


                     Liquidity and Capital Resources

The Company had a positive cash flow from operations of $151,000 for the nine months ended July 31, 2001 as compared to a negative cash flow from operations of $53,000 for the nine months ended July 31, 2000. The improvement in operating cash flows from the prior period is due to an increase in accounts payable as a result of an increase in operating expenses and the timing of the payment of operating expenses.

The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. A portion of Trinity Valley Pecan Company's debt ($775,000 at July 31, 2001) is guaranteed jointly and severally by both the Company and another related party. An additional provision of $48,000 was recorded in 2000 relating to guarantees of such debt of Trinity Valley Pecan Company. Additionally, provisions of $46,000 and $45,000 were recorded in 2001 relating to advances made to Trinity Valley Pecan Company used for debt payments and operations, respectively.

As of July 31, 2001, the Company's working capital deficit was $144,000. Payments of approximately $22,000 attributable to notes payable and long-term debt are required during the fiscal year ending October 31, 2001. It is not anticipated that dividends will be paid in the near future.



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 2001.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     September 14, 2001                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   R. F. PRATKA
                                   ------------------------------------------
                                   R.F. Pratka, Vice-President and Treasurer
                                          (Principal Financial Officer)