Form 10KSB
period 2001-10-31
SEVEN J STOCK FARM INC
filed 2002-01-29
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the fiscal year ended October 31, 2001
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the fiscal year ended October 31, 2001 were $1,446,000.

The aggregate market value of common stock held by non-affiliates on December 15, 2001 was $1,118,318.

As of December 20, 2001 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.


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

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the annual information statement for the fiscal year ended October 31, 2001 are incorporated by reference into Part III.

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

     The Company initially invested $350,000 for a 50% interest in Trinity Valley Pecan Company ("Trinity") which currently engages in custom shelling for select customers and retail sales of pecans and pecan products. The other 50% owner is the J. R. Parten Ranch Trust ("Ranch Trust"), a related party. Approximately two acres of land are leased by the Company to Trinity for operations. On July 9, 1998, Trinity entered into a loan agreement with a bank covering an obligation of $554,000. The interest rate is 9.95% with maturity in 2005. Proceeds from the loan were used for construction of a pecan shelling plant located on the leased land. The Company and the Ranch Trust have guaranteed the loan. In addition, the Company and the Ranch Trust have guaranteed Trinity's other loans of about $579,000 with other banks.

     For the fiscal year ended in 2001, The Company's reported loss attributable to Trinity is $46,000. Trinity has discontinued its wholesale pecan operations during the prior fiscal year.


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

     During the fiscal year ended in 2001, 2,404 acres of land were leased under an agricultural lease agreement.

     In accordance with the ranch leases encompassing 8,479 acres or 76% of Company land, the annual rent, payable monthly, is $16 per net acre. The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with an unrelated party was renewed on July 31, 1998 for a term of five years ending July 31, 2003. The ranch lease with the Ranch Trust created under the will of J. R. Parten, related parties, was renewed on October 31, 1999 for an additional five years, subject to earlier termination by either party by giving three calendar months notice to the other party.

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

     For the two fiscal years ended October 31, 2001 and 2000, revenue generated from the leasing activities including share of crops represented 14% and 13%, respectively, of the Company's total revenue.

Pipeline Operations
-------------------

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary of the Company (the "Subsidiary") which owns a gas gathering system, commenced operation of its natural gas pipelines. For fiscal years ended October 31, 2001 and 2000, pipeline income represented 44% and 47%, respectively, of the Company's total revenue. The principal service rendered by the subsidiary is to maintain and operate gas gathering systems which deliver natural gas to various pipelines.

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

Oil and Gas Royalties
---------------------

     The Company receives oil and gas royalties attributable to seventeen producing oil and gas wells. The royalties are received from various oil and gas companies, including related parties. The income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 2001 and 2000, net royalty income represented 21% and 26%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Lessees are related parties.

Major Customers
---------------

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 2001 and 2000 are summarized as follows:


                                                            YEAR ENDED
                                                            OCTOBER 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
                                                           (in thousands)
Pipeline operations - Gathering income
      attributable to gas wells partially
      owned by related parties                        $      632   $      595
                                                       =========    =========

Percentage to total revenues                                43.7%        46.8%
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

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter. The quoted average prices of the common shares for the fiscal years ended October 31, 2001 and 2000 are as follows:


                                               QUOTED AVERAGE
                                                   PRICE
                                          -------------------------
     QUARTER                                2001             2000
     -------                              --------         --------
     First                                $  2.00          $  4.00
     Second                                  2.20             4.00
     Third                                   3.25             3.625
     Fourth                                  3.25             3.625

     The above quoted average prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of January 25, 2002, the Company had approximately 736 shareholders.

     No dividends were paid to shareholders during the fiscal years ended October 31, 2001 and 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------
     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:
                                                   PERIOD-TO-PERIOD INCREASE
                                                  (DECREASE) FOR FISCAL YEARS
                                                   --------------------------
                                                     2001              2000
                                                   COMPARED          COMPARED
                                                   TO 2000           TO 1999
                                                  --------           --------

     REVENUES:
       Pipeline operations                            6.2%             (4.9)%
       Net oil and gas royalties                     (8.1)             74.5
       Ranch lease rentals                           28.9               2.6
       Farm produce sales                            39.3             (25.5)
       Contract and irrigation services             100.0                -
       Other revenues                                25.0             (71.4)
         Total revenues                              13.8               8.6

     COSTS AND EXPENSES:
       Operating expenses                            16.2              (0.3)
       General and administrative expenses          (10.0)             22.2
       Depreciation and amortization                 37.5              13.3
       Equity in loss of 50% owned affiliate         (4.2)            (88.2)
       Interest expense                              15.0               5.3
       Taxes - other than income taxes                6.3              47.6
         Total costs and expenses                    10.7              74.2

     INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                                  109.4             (91.4)

       Provision for income taxes                    13.3             123.4

     The following is a discussion of material changes in the results of operations of the Company.


COMPARISON OF FISCAL YEARS 2001 AND 2000
----------------------------------------

REVENUES
--------
     Pipeline Operations - Pipeline gathering revenue for fiscal year 2001 increased 6% as compared to fiscal year 2000. The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by a pipeline company ("operator") owned by John R. Parten. Under the terms of the agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to remove excess water content from the gas before delivery to a gas plant owned by an unrelated party. The Company and the operator share equally the income, costs and expenses of operating the gathering system, including the dehydration facility (Ft. Trinidad Pipeline System)
The increase in pipeline revenue is attributable to an increase in the services provided to low pressure wells because low pressure wells require additional pressure compared to high pressure wells to be processed by the gathering system.

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 2001 decreased 8% as compared to fiscal year 2000. The decrease is primarily due to the reduction in oil and gas production. Oil production decreased by 3% and gas production decreased by 25%. In September 2001 there was an increase in the oil field clean up fee from .0333% to .0667%. Average price per MCF for natural gas increased from $3.55 in fiscal 2000 to $4.28 in fiscal 2001. Average price per barrel for oil and condensates decreased from $27.22 in fiscal 2000 to $26.43 in fiscal 2001.

     Farm Produce Sales and Ranch Lease Rentals - Farm produce sales for fiscal year 2001 increased 39% as compared to fiscal year 2000. This was the result of sales from hay sales and hay bailing operations, which began in June 2001 ("HAYCO"). HAYCO gross sales in fiscal 2001 were $106,000.
HAYCO sells different sizes of hay bundles including large bales (average price per bale of $30), small square bales (average price per bale of $3.50), and round bales (average price per bale of $29). HAYCO operating expenses and income is split 50% between The J.R. Parten Ranch Trust and Seven J Stock Farm, Inc. Ranch lease rentals increased 29% partially due to a lease by affiliated companies for office space in the Crockett, Texas office. During the fiscal year ended 2001, 713 acres and 1691 acres were leased to two separate tenant farmers under agricultural leases. The ranch also leases approximately 7,200 acres to a trust created under the will of J.R. Parten, a related party. Seven J also leases approximately 1,300 acres to an outside party for crop production. During the fiscal years ended 2001 and 2000, the Company was entitled to 25% of the cotton and 30% of the grain proceeds under the terms of the agricultural lease to the 1,300 acres to an unrelated party.

     Contract and Irrigation Services - Contract and irrigation services for fiscal year 2001 increased 100% as compared to fiscal year 2000. This was the result of contract work performed during fiscal 2001 and the agricultural leases including the rental of the pivot system for irrigation of the land. The rental of the pivot system is an annual rental payment from each tenant that is due October each year.

Costs and Expenses
------------------

     Operating Expenses - Operating expenses for the twelve months ended October 31, 2001 increased $120,000 or 16% as compared to the twelve months ended October 31, 2000. This is attributable to an increase in the expenses for HAYCO and for repair and maintenance for the pivot system. The increase in expenses for HAYCO represent the annual cost of fertilizers required to produce hay. The increased repairs and maintenance expenses for the irrigation system are due to the increased usage needed for the hay operations.

     Pipeline operating expenses decreased 1% for fiscal year 2001 as compared to fiscal year 2000 as the result of a decrease in salary and administrative costs associated with the gas gathering system.

     Ranch operating expenses decreased 31% for fiscal year 2001 as compared to fiscal year 2000 primarily as the result of an decrease in outside service costs and an reduction in the superintendent's salary.

     Farm operating expense increase 226% for fiscal year 2001 as compared to fiscal year 2000. The increase is due to additional repairs and maintenance of a tractor and the irrigation system and fertilizer necessary for the HAYCO operation.

     General and Administrative Expenses decreased 10% for fiscal year 2001 as compared to fiscal year 2000. The decrease is primarily due to decreased allocated salaries, payroll taxes, office rent, consulting fees, and other expenses from related entities.

     Depreciation, Amortization, and Impairment - Depreciation, amortization, and impairment for fiscal year 2001 increased 38% as compared to fiscal year 2000. The increase is attributable to additions of farm equipment, including a tractor, to be used in the hay sales operations which commenced during fiscal 2001 and the Pecan grove and irrigation system which were placed in service in fiscal year 2001 due to commercial production beginning in October 2001. Additionally, the pine grove planted in a prior year was deemed to be impaired due to climatic manifestations during fiscal 2001; all of the associated costs totaling approximately $24,000 were written off to depreciation, amortization, and impairment.

     Interest Expense - Interest expense for fiscal year 2001 increased by 15% as compared to fiscal year 2000. The increase is attributable to an increase in average notes payable outstanding during the year.

     Provision for Income Taxes - Provision for income taxes for fiscal year 2001 increased 13% as compared to fiscal year 2000. The increase is attributable to increased taxable income as well as an increase in deferred tax liabilities.

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

     Net Oil and Gas Royalties - Net oil and gas royalties for fiscal year 2000 increased 75% as compared to fiscal year 1999. The increase is primarily due to an increase in oil and gas prices. Gas royalties increased 40% primarily due to an increase in natural gas prices of 28%. (average price per MCF: 2000 - $3.55; 1999 - $2.77 MCF). Oil and condensate royalties increased 85% due primarily to an increase of 88% in oil and condensate prices (barrel "bbl") (average price per bbl 2000-$27.22 bbl 1999-$14.45 bbl).

     Farm Produce Sales and Ranch Lease Rentals - Farm produce sales for fiscal year 2000 decreased 26% as compared to fiscal year 1999. During the fiscal year ended 1999, the Company received 100% of the 1999 crop proceeds including government subsidies. During the fiscal year ended 2000, the Company was entitled to 25% of the cotton and 30% of the grain proceeds under the terms of the agricultural lease. During the fiscal year ended 2000, 713 acres of the 921 acres was leased to a tenant farmer under an agricultural lease. The remaining 208 acres of the 921 acres will be leased under a ranch lease agreement to a trust created under the will of J.R. Parten, a related party.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company had a positive cash flow from operations of $190,000 for the year ended October 31, 2001 as compared to a positive cash flow from operations of $91,000 from the year ended October 31, 2000. The improvement in operating cash flows from the prior period is due to an increase in sales and the receipt of said sales, and the increase in accounts payable as a result of an increase in operating expenses and the timing of the payment of operating expenses.

     The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company and another related party guarantee a portion of Trinity Valley Pecan Company's debt ($933,000 at October 31, 2001) jointly and severally. Additional provisions of $46,000 and $48,000 were recorded in 2001 and 2000, respectively, relating to operating advances or additional provisions for guarantees of such debt of Trinity.

     As of October 31, 2001, the Company's working capital deficit was $76,000. Payment of approximately $104,000 attributable to notes payable and long-term debt is required during the fiscal year ending October 31, 2002. It is not anticipated that dividends will be paid in the near future.


ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.


     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary (the "Company") as of October 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.






                                   Mann Frankfort Stein & Lipp CPAs, L.L.P.






December 20, 2001
Houston, Texas

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
-----------------------------------------------------------------------------

                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------   --------
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $     25   $     46
  Accounts receivable                                          105         93
  Accounts receivable - related parties                        223        136
  Accounts and note receivable - other                          -          14
  Deferred income taxes                                         17         31
  Refundable income taxes                                       -           2
  Other current assets                                           3         13
                                                           -------    -------
     TOTAL CURRENT ASSETS                                      373        335


PROPERTY AND EQUIPMENT, net                                  1,689      1,775

OTHER ASSETS                                                    55          1
                                                           -------    -------

       TOTAL ASSETS                                       $  2,117   $  2,111
                                                           =======    =======













                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
-----------------------------------------------------------------------------

                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------   --------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    118   $     39
  Accounts payable - related parties                           113        177
  Accrued expenses                                              66         40
  Accrued taxes other than income taxes                         48         39
  Notes payable                                                 -          56
  Current maturities of long-term debt                         104         98
                                                           -------    -------
     TOTAL CURRENT LIABILITIES                                 449        449

LONG-TERM DEBT                                                 140        111

DEFERRED INCOME TAXES                                           74         77

ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE               133        133

DEFERRED REVENUES                                                5         11
                                                           -------    -------
     TOTAL LIABILITIES                                         801        781


SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share: authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                    1,451      1,451
  Accumulated deficit                                         (135)      (121)
                                                           -------    -------
     TOTAL SHAREHOLDERS' EQUITY                              1,316      1,330
                                                           -------    -------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  2,117   $  2,111
                                                           =======    =======














                   See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
-----------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
2001        2000
                                                          --------  ---------
REVENUES
  Pipeline operations                                     $    632   $    595
  Net oil and gas royalties                                    308        335
  Ranch lease rentals                                          205        159
  Farm produce sales                                           248        178
  Contract and irrigation service                               48         -
  Other revenues                                                 5          4
                                                           -------    -------
     TOTAL REVENUES                                          1,446      1,271


COSTS AND EXPENSES
  Operating expenses                                           860        740
  General and administrative expenses                          287        319
  Depreciation, amortization, and impairment                   176        128
  Equity in loss of 50% owned affiliate                         46         48
  Interest expense                                              23         20
  Taxes - other than income taxes                               51         48
                                                           -------    -------
     TOTAL COSTS AND EXPENSES                                1,443      1,303
                                                           -------    -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  3        (32)


PROVISION FOR INCOME TAXES                                      17         15
                                                           -------    -------

NET LOSS                                                  $    (14)  $    (47)
                                                           =======    =======

NET LOSS PER SHARE - BASIC AND DILUTED
  (1,451,000 weighted - average shares outstanding)       $   (.01)  $   (.03)
                                                           =======    =======












                 See notes to consolidated financial statements

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (IN THOUSANDS)
-----------------------------------------------------------------------------

                              COMMON STOCK                          TOTAL
                         ---------------------   ACCUMULATED     SHAREHOLDERS'
                           SHARES      AMOUNT      DEFICIT          EQUITY
                         ---------    --------    ---------      ------------

Balances at
 October 31, 1999            1,451   $   1,451   $      (74)    $       1,377

Net loss                        -           -           (47)              (47)
                         ---------    --------    ---------      ------------
Balances at
 October 31, 2000            1,451       1,451         (121)            1,330

Net loss                      -           -             (14)              (14)
                         ---------    --------    ---------      ------------
Balances at
 October 31, 2001            1,451   $   1,451   $     (135)    $       1,316
                         =========    ========    =========      ============

































                  See notes to consolidated financial statements

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (IN THOUSANDS)
-----------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (14)  $    (47)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation, amortization, and impairment                176        128
     Deferred income taxes                                      11         13
     Equity in loss of 50% owned affiliate                      46         48
     Provision for bad debts                                    50         -
  Changes in operating assets and liabilities:
      Accounts receivable                                     (135)       (99)
      Refundable income taxes                                    2         14
      Other current assets                                      10         (5)
      Accounts payable, accrued expenses
       and unearned income                                      44         39
                                                           -------    -------
        Net cash provided by operating activities              190         91

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment              (27)      (141)
  Investments in and advances to 50% owned affiliate           (46)        -
                                                           -------    -------
        Net cash used in investing activities                  (73)      (141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                  71        120
  Proceeds from notes payable                                   -         120
  Payment on long-term debt                                   (209)      (204)
                                                           -------    -------
        Net cash provided by (used in) financing
         activities                                           (138)        36
                                                           -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (21)       (14)

CASH AND CASH EQUIVALENTS - beginning of year                   46         60
                                                           -------    -------
CASH AND CASH EQUIVALENTS - end of year                   $     25   $     46
                                                           =======    =======


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (IN THOUSANDS)
-----------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year for:
    Income taxes                                          $      5   $    (12)
                                                           =======    =======

    Interest                                              $     26   $     18
                                                           =======    =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital expenditures for property and equipment
    financed by debt                                      $     63   $     -
                                                           =======    =======

  Capital expenditures for other assets financed
    by debt                                               $     54   $     -
                                                           =======    =======






























                  See notes to consolidated financial statements

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Preparation of Consolidated Financial Statements - The financial statements include the accounts of Seven J Stock Farm, Inc. and its wholly-owned Subsidiary, Madison Pipe Line Co. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used for investments in affiliates owned between 20% and 50%.

     Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and interim periods within those year. SFAS 144 replaced SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and other related provisions. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years.

     Management believes that the adoption of the provisions of SFAS 143 and SFAS 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

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

     Property and Equipment - Property and equipment is recorded at cost.
The straight-line method of computing depreciation and amortization is used for financial reporting purposes. Maintenance and repairs are included in expenses when incurred. Renewals and betterments which extend the useful life of the equipment are capitalized. At the time properties are retired or otherwise disposed of, the cost of the property and accumulated depreciation are removed from the accounts. The difference between the net book value and the amount received by sale or salvage is included in the results of operations.

     The cost of planting the pecan grove, pine grove, and yearly maintenance and development costs are capitalized until the grove is ready for commercial production. Net proceeds from sale of pecans before commercial production are recorded as a reduction of capitalized costs. Normal losses of trees due to disease and other conditions during the development stage are not treated as a reduction to the capitalized cost; however, abnormal losses are charged to current operations. The capitalized cost is depreciated over its estimated economic life, beginning in the first year of commercial production.

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Approximately $24,000 and $0 of impairment was recognized by the Company for the fiscal years ended October 31, 2001 and 2000, respectively, related to the pine grove.

     Cash and Cash Equivalents - All highly liquid investment purchases with an original maturity of three months or less are cash equivalents.

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

     Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. No potentially dilutive common shares were issued for the fiscal years ended October 31, 2001 and 2000.

     Reclassifications - Certain items and amounts in the October 31, 2000 consolidated financial statements have been reclassified to conform with the October 31, 2001 presentation. The reclassifications have no effect on net income.


NOTE 2 - NOTES PAYABLE

     Notes payable consists of:
                                                                 OCTOBER 31,
                                                               2001      2000
                                                             --------  --------
                                                                (in thousands)
     Revolving line-of credit of $120,000
      with a bank; principal and accrued
      interest due July 2001;bearing interest
      at 2% over prime rate, secured by crops,               $     -   $     56
      paid in July 2001.


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               2001       2000
                                                             --------  --------
                                                                (in thousands)
     Note payable to a bank; principal and interest
      due and payable in 27 monthly installments
      of $5,000 beginning August 2000, bearing
      interest at 11.5% per annum; maturing
      December 2002; secured by a deed of trust
      on land and guaranteed by an officer of
      the Company; paid in May 2001.                          $    -   $    108

     Note payable of $150,000 to a bank; principal
      payable in monthly installments beginning May 1999,
      maturing November 2002; bearing interest at 1% over
      prime rate; secured by a deed of trust on the Company's
      mineral interest, and guaranteed by an officer and
      shareholder of the Company and another related party;
      refinanced in May 2001 through the $210,000 note
      payable to a bank described below.                            -        89

     Note payable of $210,000 to a bank; principal
      and interest payable in equal monthly installments of
      $8,049 beginning June 2001, maturing October 2003;
      bearing interest at 1% over prime rate; secured by
      a deed of trust on the Company's mineral interest,
      and guaranteed by an officer and shareholder of the
      Company and another related party.                          176         -

     Installment note with a finance company; principal
      and interest payable in three annual installments;
      maturing September 2002; interest at 9%; secured by
      equipment.                                                    5        12

     Installment note with a finance company; principal
      and interest payable in five annual installments;
      maturing August 2006; bearing interest at 6.9%;
      secured by equipment.                                        63        -
                                                             --------  --------
                                                                  244       209
     Less current maturities of long-term debt                    104        98
                                                             --------  --------
                                                             $    140  $    111
                                                             ========  ========

Maturities of long-term debt are as follows: 2002 - $104,000; 2003 - $103,000; 2004 - $13,000; 2005 - $14,000; 2006 - $10,000.


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:
                                                               OCTOBER 31,
                                                             2001       2000
                                                           --------   --------
                                                             (in thousands)

       Buildings and building improvements                $     431  $     431
       Levee, drainage, irrigation, roads, and
        flood control facilities                                508        508
       Farm implements, trucks, and tractors                    184        111
       Fences, corrals, and other equipment                     937        920
       Gathering system and dehydration facility                886        886
       Pecan grove and irrigation system                        137        137
                                                           --------   --------
                                                              3,083      2,993
       Less accumulated depreciation and amortization         1,715      1,563
                                                           --------   --------
                                                              1,368      1,430
       Pine grove(not commercially productive)                    -         24
       Land                                                     321        321
                                                           --------   --------
       Property and equipment, net                        $   1,689  $   1,775
                                                           ========   ========

     Depreciation and amortization of property and equipment is based on the estimated useful lives. Estimated useful lives for depreciation and amortization are as follows:
                                                             YEARS
                                                            -------
       Buildings and building improvements                   5 - 40
       Levee, drainage, irrigation, roads, and
        flood control facilities                             7 - 50
       Farm implements, trucks, and tractors                 5 - 10
       Fences, corrals, and other equipment                  5 - 20
       Gathering system and dehydration facility            10 - 20
       Pecan grove and irrigation system                    10 - 20


NOTE 5 - 50% OWNED AFFILIATE

On July 2, 1998, the Company purchased a 50% interest in Trinity Valley
Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:
                                                               OCTOBER 31,
                                                            2001       2000
                                                           -------    -------
                                                             (in thousands)
                    BALANCE SHEETS
                    --------------
     ASSETS
       Current assets                                     $    110   $    173
       Noncurrent assets (primarily property and
        equipment)                                             630        663
                                                           -------    -------
         TOTAL ASSETS                                     $    740   $    836
                                                           =======    =======
     LIABILITIES
       Current liabilities                                $  1,298   $  1,327
       Noncurrent liabilities                                1,040        835

     SHAREHOLDERS' EQUITY
       Common stock and paid-in capital                        500        500
       Deficit                                              (2,098)    (1,826)
                                                           -------    -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    740   $    836
                                                           =======    =======

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                            2001       2000
                                                           --------   -------
                                                             (in thousands)
             STATEMENTS OF OPERATIONS
             -----------------------------
     Revenues                                             $    271   $  1,554
     Costs and expenses                                        548      2,169
                                                           -------    -------
     Loss before provision for income taxes                   (277)      (615)
                                                           -------    -------
     Net loss                                             $   (277)  $   (615)
                                                           =======    =======

     The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal years 2001 and 2000 was approximately $138,000 and $308,000, respectively. The Company's financial statements includes losses of approximately $46,000 and $48,000, respectively, attributable to its investment, loan, advances and future commitment to its 50% owned affiliate for the fiscal years ended 2001 and 2000. During fiscal year 2001, management discontinued its wholesale operations; however, it will continue its retail and shelling operations.

     During 2000, the 50% owned affiliate obtained long term financing with a bank. Under the terms of the financing, the Company pledged land in order to secure $500,000 in long-term debt. The proceeds from the loan were used in part to pay-down on existing debt and provide Trinity Valley with working capital. During 2001, the 50% owned affiliate obtained short-term financing with a bank for $25,000 for working capital. This loan, which matures in April 2002, is collateralized by inventory and trade receivables.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain bank loans of its 50% owned affiliate. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $933,000 and $1,155,000 at October 31, 2001 and 2000, respectively. The loans are also guaranteed jointly and severally by another related party. The Company has accrued a loss contingency of approximately $133,000 related to the guaranteed loans of its 50% owned affiliate at October 31, 2001 and 2000.


NOTE 7 - RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers approximately 1,300 net acres was renewed July 1998, for an additional five year term. The other lease for approximately 7,200 net acres with a related party was renewed October 1999. The lease is subject to earlier termination by either party giving three months notice.

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


NOTE 8 - AGRICULTURAL LEASES

     During the fiscal years 2001 and 2000, approximately 2,400 acres of the Company land, respectively, was leased to unrelated parties under two lease agreements. Under the terms of the lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays its respective share of certain costs of crop production. The leases are for a three year term.


NOTE 9 - BUSINESS SEGMENTS

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

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 2001 and 2000 is as follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses, loss from 50% owned affiliate and other income and expenses of a general corporate nature. Identifiable assets, by segment, are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents, receivables and other assets.

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001      2000
                                                          --------   --------
                                                            (in thousands)
     REVENUES
       Agriculture:
         Farm produce                                    $     248  $     178
         Ranch leases                                          205        159
         Contract and irrigation service                        48         -
         Other                                                   5          4
                                                          --------   --------
                                                               506        341
       Oil and gas:
         Net oil and gas royalties                             308        335
         Pipeline operations                                   632        595
                                                          --------   --------
                                                               940        930
                                                          --------   --------
           Total revenues                                $   1,446  $   1,271
                                                          ========   ========

     OPERATING PROFIT
       Agriculture:
         Farm produce                                    $      19  $     115
         Ranch leases                                          111         24
         Contract and irrigation service                        18         -
         Other                                                   5          3
                                                          --------   --------
                                                               153        142
       Oil and gas:
         Net oil and gas royalties                             308        335
         Pipeline operations                                   101         54
                                                          --------   --------
                                                               409        389
                                                          --------   --------
           Total operating profit                              562        531

       Interest expense                                        (23)       (20)
       Loss from 50% owned affiliate                           (46)       (48)
       General corporate expenses                             (490)      (495)
                                                          --------   --------
          Income (loss) before provision for
            income taxes                                 $       3  $     (32)
                                                          ========   ========

     IDENTIFIABLE ASSETS
       Agriculture                                       $   1,578  $   1,566
       Oil and gas                                             256        361
       Corporate assets                                        283        184
                                                          --------   --------
           Total assets                                  $   2,117  $   2,111
                                                          ========   ========

     TOTAL CAPITAL EXPENDITURES
       Agriculture                                        $     90   $    141
       Oil and gas                                               -          -
                                                           -------    -------
           Total capital expenditures                     $     90   $    141
                                                           =======    =======

     DEPRECIATION, AMORTIZATION, AND IMPAIRMENT
       Agriculture                                        $    137   $     89
       Oil and gas                                              39         39
                                                           -------    -------
           Total depreciation and amortization            $    176   $    128
                                                           =======    =======

     MAJOR CUSTOMERS
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
          Pipeline operations - Gathering income
           attributable to gas wells partially
           owned by related parties                       $    632   $    595
                                                           =======    =======

           Percentage to total revenues                       43.7%      46.8%
                                                           =======    =======

NOTE 10 - RELATED PARTY TRANSACTIONS

     The relationship of the Estate of J. R. Parten to the Company is that of a shareholder. John R. Parten and Robert F. Pratka, officers, directors and shareholders of the Company are Co-Trustees of the J. R. Parten Ranch Trust, a trust created under the will of J. R. Parten.

     Information concerning guarantees of certain debts and ranch and land leases to related parties are also disclosed in Note 3 and Note 7, respectively, of the notes to consolidated financial statements.

     The following is a description of significant related party transactions for the fiscal years ended October 31, 2001 and 2000:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------- ---------
                                                             (in thousands)
     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       50% share in revenue from gathering systems
       operated by pipeline company owned by
       John R. Parten                                     $     632 $     595

       50% share of operating expenses of gathering
       systems operated by pipeline company owned by
       John R. Parten                                     $     531 $     541

       Ranch lease rentals received from the J.R.
       Parten Ranch Trust created under the will
       of J.R. Parten                                     $     100 $     100

       Allocated salaries, payroll taxes, and other
       expenses of two part-time employees by a
       company owned by John R. Parten                    $      -  $       8

       Allocated office salaries, payroll taxes,
       office rent, and other office expenses by
       the Trust under the will of J.R. Parten            $      36 $      60

       Rental income received from:
         Pipeline company owned by John R. Parten         $       8 $       2
         Company owned by John R. Parten                  $      37 $      13
         Other related parties                            $      10 $       2
         Trinity Valley Pecan Co.                         $      18 $      -

       Capital expenditures - equipment and labor
       charges for construction of irrigation system
       and central compression and dehydration
       facility purchases from pipeline company
       owned by John R. Parten                            $      -  $      16


NOTE 11 - FEDERAL INCOME TAXES

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     The provision for income taxes consisted of:
                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001      2000
                                                          --------  --------
                                                             (in thousands)
     Taxes currently payable:
       U. S. federal                                     $      -  $       2
       U. S. state and other                                     6        -
                                                          --------  --------
          Total currently payable                                6         2

     Deferred tax expense:
       U. S. federal                                            11        13
                                                          --------  --------
          Net deferred tax expense                              11        13
                                                          --------  --------

      Total provision                                    $      17 $      15
                                                          ========  ========

     The significant items giving rise to the deferred tax assets and (liabilities) are as follows:


                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001       2000
                                                           -------    -------
                                                             (in thousands)

     Deferred tax assets:
        Use of cash basis accounting by
         parent company                                   $     16   $     13
        Percentage depletion carryover                           1         18
        Guarantee of 50% affiliate's notes                      48         48
                                                           -------    -------
                                                                65         79

     Valuation allowance                                       (15)       (15)

     Deferred tax liabilities:
       Property and equipment                                 (107)      (110)
                                                           -------    -------

     Net deferred tax liabilities                         $    (57)  $    (46)
                                                           =======    =======


     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 2001 and 2000 is as follows:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001       2000
                                                           -------    -------
                                                             (in thousands)


     Computed federal income tax at statutory rate of 34% $      1   $    (11)
     Tax benefit of graduated Federal income tax rates           -         (3)
     Percentage depletion attributable to oil and gas
      royalties                                                (21)       (17)
     State income tax differential                               6          -
     Equity in loss of 50% owned affiliate                      15          -
     Use of cash basis by parent company                        18         31
     Change in valuation allowance                               -         15
     Income tax credits                                         (2)         -
                                                           -------    -------
     Provision for income taxes                           $     17   $     15
                                                           =======    =======

     The Company has a percentage depletion carryover of $5,000 available to use in future years until utilized.


NOTE 12 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash deposits with banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible loss is minimal. A substantial amount of receivables and revenues are derived from related parties.


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------------

John R. Parten                 52       Chairman of the Board and President

R. F. Pratka                   79       Vice-President and Treasurer

Virginia O. Cortinas           47       Secretary



     On November 18, 1992, John R. Parten was elected President of the Company. He served the Company as Vice-President from 1987 to November 18, 1992.

     R. F. Pratka has served the Company as Vice-President and Treasurer since 1970.

     Virginia O. Cortinas was elected Secretary on March 20, 2001.


ITEM 10.  EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K





                                  EXHIBIT INDEX

No.       Description
---       -----------
(2)       Articles of Incorporation and Bylaws (1)

(10)      Material Contract - Ranch Lease - J. R. Parten
           Ranch Trust dated March 4, 1993 (2)

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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 2001.

                                                                   EXHIBIT 22



                            SUBSIDIARY OF REGISTRANT


     At October 31, 2001, the Company has one wholly-owned subsidiary, Madison Pipe Line Co. The subsidiary was organized under the laws of the State of Texas and the accounts of this subsidiary are included in the Company's consolidated financial statements.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 29, 2002                      By  s/ R. F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 29, 2002                          s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)


January 29, 2002                          s/ R. F. Pratka
                                          ------------------------------------
                                          R.F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)


January 29, 2002                          s/ Patrick J. Moran
                                          ------------------------------------
                                          Patrick J. Moran
                                           Director


January 29, 2002                          s/ William C. Bennett
                                          ------------------------------------
                                          William C. Bennett
                                           Director