Form 10QSB
period 2002-01-31
SEVEN J STOCK FARM INC
filed 2002-03-18
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 15, 2002 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------

REVENUES
  Pipeline operations                                 $      119   $      183
  Net oil and gas royalties                                   47           79
  Ranch lease rentals                                         48           44
  Farm produce sales                                          56            9
  Contract and irrigation services                             6           22
  Other revenues                                               -            2
                                                      ----------   ----------
     TOTAL REVENUES                                          276          339

COSTS AND EXPENSES
  Operating expenses                                         173          197
  General and administrative expenses                         47           52
  Depreciation and amortization                               44           32
  Equity in loss of 50% owned affiliate                       82            -
  Loss contingency                                           200            -
  Other costs and expenses                                     1            -
  Interest expense                                             2            2
  Taxes - other than income taxes                              9           16
                                                      ----------   ----------
     TOTAL COSTS AND EXPENSES                                558          299
                                                      ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                           (282)          40
INCOME TAX (PROVISION) BENEFIT                                57          (29)
                                                      ----------   ----------

NET INCOME (LOSS)                                     $     (225)  $       11
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE - Basic and Diluted
 (1,451,000 weighted - average shares outstanding)    $     (.16)  $      .01
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None









See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 2002
                        (IN THOUSANDS EXCEPT FOR SHARES)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $         28
  Accounts receivable                                                      37
  Accounts receivable - related parties                                   142
  Other current assets                                                      3
                                                                 ------------
    TOTAL CURRENT ASSETS                                                  210

PROPERTY AND EQUIPMENT, net                                             1,645

OTHER ASSETS                                                               55
                                                                 ------------

TOTAL ASSETS                                                     $      1,910
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $        107
  Accounts payable - related parties                                      141
  Accrued expenses                                                         18
  Current maturities of long-term debt                                    106
                                                                 ------------
    TOTAL CURRENT LIABILITIES                                             372

LONG-TERM DEBT                                                            109
OTHER LIABILITIES                                                         338
                                                                 ------------
    TOTAL LIABILITIES                                                     819

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share;
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (360)
                                                                 ------------
    TOTAL SHAREHOLDERS' EQUITY                                          1,091
                                                                 ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $      1,910
                                                                 ============

See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $     (225)   $      11
  Adjustments to reconcile net income(loss) to net
   cash provided by operating activities:
    Depreciation and amortization                             44           32
    Deferred income taxes                                    (57)          29
    Equity in loss of 50% owned affiliate                     82            -
    Other liabilities                                        200            -
  Changes in operating assets and liabilities:
      Accounts receivable                                     62           (1)
      Accounts receivable - related parties                   87          (38)
      Other current assets                                     -           (2)
      Accounts payable and accrued expenses                  (79)          28
                                                       ---------   ----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                             114           59

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to 50% owned affiliate                            (82)           -
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and note payable repayments                 (29)         (31)
                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      3           28

CASH AND CASH EQUIVALENTS - beginning of period               25           46
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $       28   $       74
                                                       =========   ==========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         2   $        2
                                                     ===========   ==========








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

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 2002 and the results of their operations and their cash flows for the periods ended January 31, 2002 and 2001. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended
January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

   Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

   The Company has guaranteed certain bank loans of about $1,045,000 of Trinity Valley Pecan Company, a 50% owned affiliate. These loans are also guaranteed jointly and severally by another related party. During the three months ended January 31, 2002, the Company accrued an additional $200,000 loss contingency relating to such guarantees due to Trinity Valley Pecan Company's liquidity problems. As of January 31, 2002, the total amount accrued for the debt guarantee was $333,000.


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



                              Results of Operations


      Pipeline operations - Revenue for the three months ended January 31, 2002 decreased $64,000 or 35% as compared to the three months ended January 31, 2001. This is primarily the result of a decrease in the services provided to high pressure wells that require less pressure to be processed by the gathering system.

      Net Oil and Gas Royalties - Revenue for the three months ended January 31, 2002 decreased $32,000 or 41% as compared to three months ended January 31, 2001. The decrease is due primarily to lower gas prices. Average gas price for the first quarter of 2002 was $2.68 and the average gas price for 2001 was $6.77.

      Farm Produce Sales - Revenue for the three months ended January 31, 2002 increased $47,000 or 522% as compared to the three months ended January 31, 2001. The increase is due to the hay sales and hay baling services operation 2002. that began in June 2001. Revenues for the three months ended January 31, 2002 were $50,000.

      Operating expenses for the three months ended January 31, 2002 decreased $24,000 as compared to the three months ended January 31, 2001. The decrease is attributable to a reduction in the cost of gas and compressor expenses related to the decrease in services provided for high-pressure gas wells.

      Equity in loss of 50% owned affiliate for the three months ended January 31, 2002 represents an additional provision of $200,000 relating to debt guarantees and $82,000 relating to advances made to Trinity Valley Pecan Company used for operations.


                              Liquidity and Capital Resources


      The Company had a positive cash flow of $114,000 in operating activities for the three months ended January 31, 2002 as compared to a positive cash flow of $59,000 from operating activities for the three months ended January 31, 2001. This improvement in operating cash flow can be attributed primarily to increased collection of accounts receivable and decreased sales near year end. This is partially offset by more timely payment to vendors and reduction in expenditures.


      The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company. An additional provision of $200,000 was recorded during the first quarter of 2002 relating to guarantees of certain debt of Trinity Valley Pecan Company. As of January 31, 2002, the Company's working capital deficit was $145,000. Payments of $106,000 attributable to long-term debt are required during the next twelve months. It is not anticipated that dividends will be paid in the near future.


                          PART II.   OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended January 31, 2002.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SEVEN J STOCK FARM, INC.
                                                  (Registrant)







     March 15, 2002
                                   ------------------------------------------
                                            John R. Parten, President
                                          (Principal Financial Officer)