Form 10QSB
period 2002-04-30
SEVEN J STOCK FARM INC
filed 2002-06-14
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 14, 2002 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      ------------------   ------------------
                                        2002      2001       2002      2001
                                      --------  --------   --------  --------


REVENUES
Pipeline operations                   $    126  $    188   $    245  $    371
Net oil and gas royalties                   51        53         98       132
Ranch lease rentals                         47        43         95        87
Farm produce sales                          15        17         71        27
Contract and irrigation service              5       -           11        22
Other revenues                               7         1          7         2
                                      --------  --------   --------  --------
   TOTAL REVENUES                          251       302        527       641

COSTS AND EXPENSES
Operating expenses                         130       238        303       435
General and administrative expenses         49        64         96       116
Depreciation and amortization               33        32         77        64
Equity in loss of 50% owned affiliate        4       -           86       -
Loss contingency                           -         -          200       -
Other costs and expenses                     1       -            2       -
Interest expense                             2         8          4        10
Taxes - other than income taxes             11        13         20        29
                                      --------  --------   --------  --------
   TOTAL COSTS AND EXPENSES                230       355        788       654
                                      --------  --------   --------  --------

INCOME (LOSS) BEFORE INCOME TAXES           21       (53)      (261)      (13)

INCOME TAX (PROVISION) BENEFIT             (18)       24         39        (5)
                                      --------  --------   --------  --------

NET INCOME (LOSS)                     $      3  $    (29)  $   (222) $    (18)
                                      ========  ========   ========  ========

NET INCOME (LOSS) PER SHARE -
 BASIC AND DILUTED
 (1,451,000 weighted average shares
  outstanding)                        $    .01  $   (.02)  $   (.15) $   (.01)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None       None      None





         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                APRIL 30, 2002
                        (IN THOUSANDS EXCEPT FOR SHARES)
                                 (UNAUDITED)

                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $      24
  Accounts receivable                                                      37
  Accounts receivable - related parties                                   184
  Other current assets                                                      1
                                                                    ---------
     TOTAL CURRENT ASSETS                                                 246

PROPERTY AND EQUIPMENT, net                                             1,612

OTHER ASSETS                                                               55
                                                                    ---------
      TOTAL ASSETS                                                  $   1,913
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     105
  Accounts payable - related parties                                      143
  Accrued expenses                                                         26
  Income taxes payable                                                     14
  Current maturities of long-term debt                                    106
                                                                    ---------
     TOTAL CURRENT LIABILITIES                                            394

 LONG-TERM DEBT                                                            87
 OTHER LIABILITIES                                                        338
                                                                    ---------
     TOTAL LIABILITIES                                                    819

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (357)
                                                                    ---------
     TOTAL SHAREHOLDERS' EQUITY                                         1,094
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   1,913
                                                                    =========







         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                APRIL 30,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (222) $    (18)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization                                77        64
    Deferred income taxes                                       (57)        5
    Equity in loss of 50% owned affiliate                        86         -
    Other liabilities                                           200         7
  Changes in operating assets and liabilities:
      Accounts receivable                                        68        89
      Accounts receivable - related parties                      39       (48)
      Other current assets                                        2        (2)
      Accounts payable and accrued expenses                     (57)       (4)
                                                           --------  --------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                                136        93


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment               -           (8)
  Advances to 50% owned affiliate                               (86)         -
                                                           --------   --------
     NET CASH USED IN INVESTING ACTIVITIES                      (86)        (8)


CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and notes payable repayments                   (51)      (105)
                                                           --------   --------
     NET CASH USED IN FINANCING ACTIVITIES                      (51)      (105)
                                                           --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1)       (20)

CASH AND CASH EQUIVALENTS - beginning of period                  25         46
                                                           --------   --------

CASH AND CASH EQUIVALENTS - end of period                  $     24   $     26
                                                           ========   ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $      4  $      13
                                                           ========   ========

    Income taxes                                           $      8  $     -
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 2002 and the results of its operations and its cash flows for the periods ended April 30, 2002 and 2001. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain items and amounts for the prior period have been reclassified. The reclassifications have no effect on net income.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

  The Company has guaranteed certain bank loans of approximately, $977,000 of Trinity Valley Pecan Company, a 50% owned affiliate. These loans are also guaranteed jointly and severally by another related party. During the six months ended April 30, 2002, the Company accrued an additional $200,000 loss contingency relating to such guarantees due to Trinity Valley Pecan Company's liquidity problems. As of April 30, 2002, the total amount accrued for the debt guarantee is approximately $333,000 and is included in other liabilities in the condensed consolidated balance sheet.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the three months ended April 30, 2002 decreased $62,000 or 33% as compared to the three months ended April 30, 2001. Revenue for the six months ended April 30, 2002 decreased $126,000 or 34% as compared to the six months ended April 30, 2001. Gas volumes for transportation and dehydration were 218,753 mmbtu for the three months ended April 30, 2001 and 256,693 mmbtu for the three months ended April 30, 2002. Due to higher gas prices in 2001, a surcharge was applied which increased the rate received for the low-pressure gas that was transmitted through the pipeline. Additionally, gas and liquid volumes for the three months ended April 30, 2001 and 2002 were 25,694 mmbtu and 34,701 mmbtu, respectively. The higher gas prices in 2001 increased the rate received for the gas transmitted through the pipeline by approximately $.33/mmbtu in 2001 as compared to 2002 due to the surcharge for the higher priced gas(Avg price 2001 $4.89, 2002 $2.86).

Net Oil and Gas Royalties - Revenue for the three months ended April 30, 2002 decreased $2,000 or 4% as compared to the three months ended April 30, 2001. Revenue for the six months ended April 30, 2002 decreased $34,000 or 26%. This is a result of the decrease in oil and gas prices (Avg. gas price $6.16
  (2001) $2.64 (2002); Avg. oil price $29.36 (2001) $19.54 (2002)).

Farm Produce Sales - Revenue for the six months ended April 30, 2002 increased
  $44,000 or 163% as compared to the six months ended April 30, 2001. This was the result of hay sales and hay bailing operations that started in June of 2001.

Contract irrigation services - Revenue for the six months ended April 30 2002 decreased $11,000 or 50% as compared to the six months ended April 30, 2001. This is a result of a decrease in outside mowing services.

Operating expenses for the three months ended April 30, 2002 decreased $108,000 or 45% as compared to the three months ended April 30, 2001. Expenses for the six months ended April 30, 2002 decreased $132,000 or 30% compared to the six months ended April 30, 2001. The decrease results primarily from lower expenses related to pipeline operations due to lower cost of gas and compressor expenses.

General and Administrative Expenses - Expenses for the three and six months ended April 30, 2002 decreased $15,000 and $20,000 or 23% and 17%, respectively. Decreases are primarily the result of a reduction in personnel expenses and vehicle repair costs.

Depreciation and amortization - Depreciation expense for the six months ended
  April 30, 2002 increased $13,000 or 20%. This is the result of the purchase of new farming equipment during the fiscal year ended October 31, 2001.

Loss contingency and equity in loss of 50% owned affiliate for the six months ended April 30, 2002 represent an additional provision of $200,000 relating to debt guarantees and $86,000 relating to net advances made to Trinity Valley Pecan Company used for operations, respectively. The additional $200,000 provision for certain debt guarantees was made due to management's belief that Trinity Valley Pecan Company's cash flows from operations will not be sufficient to meet its debt obligations over the next two to three years.

                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                     Liquidity and Capital Resources

The Company had a positive cash flow of $136,000 for the six months ended
April 30, 2002 as compared to a positive cash flow of $93,000 from operating activities for the six months ended April 30, 2001. The reason for the increase in cash flows from the prior period is due to a variety of factors. The company's revenue was down as discussed in the results of operations. This resulted in less cash being collected. This decrease in revenue and the resulting decrease in collection of accounts receivable was offset by the increase in other liabilities and the equity in loss of 50% owned affiliate.
The increase in other liabilities was due to an increase in the loss contingency relating to the bank guarantees for Trinity Valley Pecan Company.

The Company's liquidity could be adversely affected due to advances to and loan guarantees for Trinity Valley Pecan Company. A total of $286,000 was recorded in the six months ended April 30, 2002 relating to guarantees of certain debt of Trinity and net advances made to Trinity.

As of April 30, 2002, the Company's working capital deficit was $148,000. Payments of approximately $53,000 attributable to notes payable and long-term debt are required during the remainder of fiscal year ending October 31, 2002. It is not anticipated that dividends will be paid in the near future.


                     PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)  Annual meeting of shareholders was held March 19, 2002.

(B) Seven J Stock Farm, Inc. did not solicit proxies and the following directors were elected

        1.  John R. Parten
        2.  R. F. Pratka
        3.  Patrick J. Moran
        4.  William C. Bennett

Shareholders approved the appointment of the firm Mann Frankfort Stein & Lipp CPAs L.L.P. as the Company's Independent Auditors.


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits - none

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended April 30, 2002.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 14, 2002                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)








                                   ------------------------------------------
                                   R. F. Pratka
                                          (Vice President and Treasurer)