Form 10QSB
period 2002-07-31
SEVEN J STOCK FARM INC
filed 2002-09-16
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB




(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 13, 2002 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.



                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE DATA)
                                 (UNAUDITED)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                           July 31,             July 31,
                                      ------------------   ------------------
                                        2002      2001       2002      2001
                                      --------  --------   --------  --------


REVENUES
Pipeline operations                   $    139  $    147   $    384  $    518
Net oil and gas royalties                   61        99        159       231
Ranch lease rentals                         56        46        151       146
Farm produce sales                          17        23         88        37
Contract and irrigation service             24         -         35        22
Other revenues                               -         1          1         3
                                      --------  --------   --------  --------
   TOTAL REVENUES                          297       316        818       957

COSTS AND EXPENSES
Operating expenses                         253       211        556       646
General and administrative expenses         68        32        164       148
Depreciation and amortization               34        32        111        96
Equity in loss of 50% owned affiliate       18        46        104        46
Loss contingency                             -        45        200        45
Other costs and expenses                     4         -          -         -
Interest expense                             2         3          6        13
Taxes - other than income taxes             16        21         46        50
                                      --------  --------   --------  --------
   TOTAL COSTS AND EXPENSES                395       390      1,187     1,044
                                      --------  --------   --------  --------

LOSS BEFORE INCOME TAXES                   (98)      (74)      (369)      (87)

INCOME TAX (PROVISION) BENEFIT               -        (9)        49       (14)
                                      --------  --------   --------  --------

NET LOSS                              $    (98) $    (83)  $   (320) $   (101)
                                      ========  ========   ========  ========

NET LOSS PER SHARE -
 BASIC AND DILUTED
 (1,451,000 weighted average shares
  outstanding)                        $   (.07) $   (.06)  $   (.22) $   (.07)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None       None      None





         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JULY 31, 2002
                        (IN THOUSANDS EXCEPT FOR SHARES)
                                 (UNAUDITED)

                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $      20
  Accounts receivable                                                      18
  Accounts receivable - related parties                                   172
  Other current assets                                                      3
                                                                    ---------
     TOTAL CURRENT ASSETS                                                 213

PROPERTY AND EQUIPMENT, net                                             1,583

OTHER ASSETS                                                               55
                                                                    ---------
      TOTAL ASSETS                                                  $   1,851
                                                                    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     128
  Accounts payable - related parties                                      198
  Accrued expenses                                                         35
  Current maturities of long-term debt                                    100
                                                                    ---------
     TOTAL CURRENT LIABILITIES                                            461

 LONG-TERM DEBT                                                            56
 OTHER LIABILITIES                                                        338
                                                                    ---------
     TOTAL LIABILITIES                                                    855

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (455)
                                                                    ---------
     TOTAL SHAREHOLDERS' EQUITY                                           996
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   1,851
                                                                    =========







         See notes to the condensed consolidated financial statements.

                    SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (320) $   (101)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization                               111        96
    Deferred income taxes                                       (57)       14
    Equity in loss of 50% owned affiliate                       104        46
    Loss contingency                                            200        45
Changes in operating assets and liabilities:
      Accounts receivable                                        87        (8)
      Accounts receivable - related parties                      51         2
      Other current assets                                        -        (2)
      Accounts payable, accrued expenses, and other              16        59
                                                           --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                  192       151

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment                (5)      (18)
  Advances to 50% owned affiliate                              (104)      (46)
                                                           --------  --------
     NET CASH USED IN INVESTING ACTIVITIES                     (109)      (64)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt and notes payable                  -        71
  Long-term debt and notes payable repayments                   (88)     (182)
                                                           --------  --------
     NET CASH USED IN FINANCING ACTIVITIES                      (88)     (111)
                                                           --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (5)      (24)

CASH AND CASH EQUIVALENTS - beginning of period                  25        46
                                                           --------  --------
CASH AND CASH EQUIVALENTS - end of period                  $     20  $     22
                                                           ========  ========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                               $      6  $     13
                                                           ========  ========
    Income taxes                                           $      8  $    -
                                                           ========  ========
  Capital expenditures for property and equipment
    financed by debt                                       $    -    $     54
                                                           ========  ========
  Refinancing of existing debt                             $    -    $     85
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 2002 and the results of its operations and its cash flows for the periods ended July 31, 2002 and 2001. Such adjustments consisted only of normal recurring items. The results of operations for the periods ending July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain items and amounts for the prior period have been reclassified to conform to the current period presentation. The reclassifications have no effect on net income.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

  The Company has guaranteed certain bank loans of approximately, $829,000 of Trinity Valley Pecan Company, a 50% owned affiliate. These loans are also guaranteed jointly and severally by another related party. During the nine months ended July 31, 2002, the Company accrued an additional $200,000 loss contingency relating to such guarantees due to Trinity Valley Pecan Company's liquidity problems. As of July 31, 2002, the total amount accrued for the debt guarantee is approximately $333,000 and is included in other liabilities in the condensed consolidated balance sheet.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                            Results of Operations

Pipeline Operations - Revenue for the three months ended July 31, 2002 decreased $8,000 or 5% as compared to the three months ended July 31, 2001. Revenue for the nine months ended July 31, 2002 decreased $134,000 or 26% as compared to the nine months ended July 31, 2001. Gas volumes for transportation and dehydration were 275,502 mmbtu for the three months ended July 31, 2001 and 256,064 mmbtu for the three months ended July 31, 2002.
  The decrease in revenues is primarily due to a 42% decrease in transportation prices and surcharges from $1.26 in 2001 to $0.88 in 2002
  The decrease in prices were partially offset by an increase in gas volumes from transportation and dehydration from 792,312 mmbtu for the nine months ended July 31, 2001 to 867,516 mmbtu for the nine months ended July 31, 2002.

Net Oil and Gas Royalties - Revenue for the three months ended July 31, 2002 decreased $38,000 or 38% as compared to the three months ended July 31, 2001. Revenue for the nine months ended July 31, 2002 decreased $72,000 or 31% as compared to the nine months ended July 31, 2001. The decrease for the three months ended July 31, 2002 as compared to the three months ended July 31, 2001 is due to a reduction in oil and gas production. The decrease in revenues for the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001 is primarily a result of a decrease in oil and gas prices from 2001 to 2002 (Avg. gas price $6.86(2001) $3.01 (2002); Avg. oil price $28.60 (2001) $21.42(2002)).

Farm Produce Sales - Revenue for the three months ended July 31, 2002 decreased
  $6,000 or 26% as compared to the three months ended July 31, 2001. This was the result of hay sales and hay bailing operations.

Contract and irrigation services - Revenue for the nine months ended July 31, 2002 increased $13,000 or 59% as compared to the nine months ended July 31, 2001. This is a result of a increase in outside equipment service.

Operating expenses for the three months ended July 31, 2002 increased $42,000 or 20% as compared to the three months ended July 31 2001. Expenses for the nine months ended July 31, 2002 decreased $90,000 or 14% compared to the nine months ended July 31, 2001. The increase for the three months ended July 31, 2002 is due to tractor equipment expense for the hay bailing operations, and repairs on the levee due to a damaged flood gate. The decrease for the nine months resulted primarily from lower expenses related to pipeline operations due to lower cost of gas and compressor expenses.

General and Administrative Expenses - Expenses for the three and nine months ended July 31, 2002 increased $36,000 and $16,000 or 113% and 11%, respectively. Increases are primarily the result of outside legal services, due to corporate legal consulting.

Loss contingency and equity in loss of 50% owned affiliate for the nine months ended July 31, 2002 represent an additional provision of $200,000 relating to debt guarantees and $104,000 relating to net advances made to Trinity Valley Pecan Company used for operations, respectively.


                   SEVEN J STOCK FARM, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                     Liquidity and Capital Resources

The Company had a positive cash flow of $192,000 for the nine months ended
July 31, 2002 as compared to a positive cash flow of $151,000 from operating activities for the nine months ended July 31, 2001. The reason for the increase in cash flows from the prior period is due to a variety of factors. The Company's revenues were lower than the prior year-to-date revenues as discussed in the results of operations. This resulted in less cash being collected. This decrease in revenue and the resulting decrease in collection of accounts receivable was more than offset by the increase in other liabilities and the equity in loss of 50% owned affiliate which were the primary reasons for the increase in cash from operations as compared to the nine months ended July 31, 2001. The loss contingency is related to the bank guarantees for Trinity Valley Pecan Company and the equity in loss of 50% owned affiliate is related to additional net advances made to Trinity Valley Pecan Company used for operations.

The Company's liquidity could be adversely affected due to advances to and loan guarantees for Trinity Valley Pecan Company. A total of $304,000 was recorded in the nine months ended July 31, 2002 relating to guarantees of certain debt of Trinity and net advances made to Trinity.

As of July 31, 2002, the Company's working capital deficit was $248,000. Payments of approximately $100,000 attributable to notes payable and long-term debt is required during the next twelve months ending July 31, 2003. It is not anticipated that dividends will be paid in the near future.



                     PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) Exhibits -

   99.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (B) Reports on Form 8-K - there were no reports on Form 8-K filed for the quarter ended July 31, 2002.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     September 16, 2002                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)







                                   By /s/ R.F. Pratka
                                   ------------------------------------------
                                   R. F. Pratka
                                          (Vice President and Treasurer)


CERTIFICATION


I, John R. Parten, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seven J. Stock Farm, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 16, 2002

/s/ John R. Parten
-----------------------------
John R. Parten
Chief Executive Officer and President
CERTIFICATION

I, Robert F. Pratka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seven J. Stock Farm, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 16, 2002

/s/ Robert F. Pratka
--------------------
Robert F. Pratka
Vice President and Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (12 U.S.C.(S)1350, AS ADOPTED)


Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002
(18 U.S.C. Section 1350, as adopted), John R. Parten the Chief Executive Officer and President of Seven J Stock Farm, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

1. The Company's Quarterly Report on Form 10Q-SB for the period ended July 31, 2002, and to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2002


/s/ John R. Parten
------------------
John R. Parten
Chief Executive Officer and President



Exhibit 99.2

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (12 U.S.C. (S) 1350, AS ADOPTED)

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002
(18 U.S.C. Section 1350, as adopted), Robert F. Pratka the Vice President and Treasurer of Seven J Stock Farm, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

1. The Company's Quarterly Report on Form 10Q-SB for the period ended July 31, 2002, and to which this Certification is attached as Exhibit 99.2 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2002


/s/ Robert F. Pratka
--------------------
Robert F. Pratka
Vice President and Treasurer