Form 10KSB/A
period 2001-10-31
SEVEN J STOCK FARM INC
filed 2003-01-28
CIK 89177

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               FORM 10-KSB/A NO.1

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended October 31, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from              to
                                    ------------    ------------

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

As of December 20, 2001 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     THE COMPANY HAS FAILED TO ELECTRONICALLY FILE ITS ANNUAL MEETING INFORMATION STATEMENT (SCHEDULE 14C) MATERIALS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") SINCE 1996. THE COMPANY INCORRECTLY BELIEVED THAT IT COULD CONTINUE TO FILE PAPER COPIES OF THE SCHEDULE 14C MATERIALS AND DID NOT REALIZE IT WAS SUBJECT TO ELECTRONIC FILING REQUIREMENTS. THE COMPANY DID MAIL ITS
SCHEDULE 14C MATERIALS TO EACH OF THE SHAREHOLDERS IN CONJUNCTION WITH ITS ANNUAL REPORT. THE COMPANY HAS NOT SOLICITED ANY PROXIES SINCE 1996, BUT HAS HELD SHAREHOLDER MEETINGS WITHOUT FILING ITS MATERIALS PROPERLY WITH THE SEC. UPON REQUEST TO THE COMPANY'S OFFICES AT 16945 NORTHCHASE DRIVE, SUITE 1800, HOUSTON, TEXAS 77060, PHONE 281-874-2101, THE COMPANY WILL PROVIDE TO ANY SHAREHOLDER OF THE COMPANY, WITHOUT CHARGE, A COPY OF ANY AND ALL SCHEDULE 14C DOCUMENTS.

      Seven J Stock Farm, Inc. (the "Company") was incorporated in Texas in 1948 for the purpose of purchasing a cotton plantation for oil and gas exploration. The oil and gas lease, still in force, was executed in 1949 to three owners, the Woodley Petroleum Company, Moran Resources Company and Jubal R. Parten. In the ensuing years, the ownership of the Company and the leasehold interests diverged as the ownership in each has been sold and transferred. In 1960, the Company became subject to 1934 reporting requirements when the interest in Seven J Stock Farm held by Woodley Petroleum Company was distributed to its shareholders. These spun off shares are the source of the minority shareholders in the Company today.

      In subsequent years, the Company ceased its cattle operations because of significant losses and determined to lease its land for farming operations, while maintaining income from its royalty interests. At the time, the lease for farming operations was the income used to retire a significant debt that had accumulated in the Company. In recent years, the Company has entered into related farming businesses, such as pecan processing, pecan production, hay production and pine tree farming, but has not yet experienced particular success. The Company also extended its pipeline facilities in the 1980s to gather production from new wells drilled at that time. Currently, the income from royalty and pipeline operations is declining as the production from the Company's lands and the surrounding areas is depleting, and the related farming businesses have not produced positive cash flow, thus requiring the Company to continue to search for ways to increase revenues and decrease expenses.

      The Company owns two subsidiaries, Madison Pipe Line Co., which is 100% owned and Trinity Valley Pecan Company, which is 50% owned. Madison Pipe Line Co. conducts its operations in a joint venture called Fort Trinidad Pipeline, where it has a 50% interest (the other 50% venturer is Rainbow Pipe Line Company which is wholly owned by John R. Parten). The Company is also a 50% venturer in a joint venture called "HAYCO" which grows, cuts and sells hay (the other 50% venturer is the J. R. Parten Ranch Trust).

      The principal operations of Seven J Stock Farm, Inc., directly or through its subsidiaries consist of the following:

-  Ranch Land Leases
-  Farm Land Share Crop Leases
-  Oil and Gas Royalty Interests
-  Natural Gas Gathering, Compression and Dehydration

-  Producing Crops of Pecans and Hay
-  Pecan Processing and Seasonal Pecan Gift Pack Sales
-  Irrigation and Mowing

      The Company has income from office space reimbursement from its affiliates and other related insignificant leasing activities.

      Other than compliance with reporting requirements as a public company, the Company does not believe that governmental regulations have a material impact on operations.

     As disclosed below, the Company receives some of its revenues from transactions with related parties. The related parties directly transacting business with the Company are described as follows:

- The J. R. Parten Ranch Trust (the "Ranch Trust") is a testamentary trust established under the will of Jubal R. Parten, founder of the Company and is administered by John R. Parten and Robert F. Pratka. The J. R. Parten Ranch Trust owns or operates separate farm and ranch lands of about 11,000 acres, 3,000 acres of which is not adjacent to the property of the Company. The Company derives revenue from a ranch lease to the Ranch Trust for approximately 6,258 acres of the Company's ranch land. The Ranch Trust also rents two employee housing units and office space at the Company's ranch headquarters in Sand Ridge, Texas. The Ranch Trust owns 50% of the stock of Trinity Valley Pecan Company and owns 50% of HAYCO, as well as purchasing hay from HAYCO. The Ranch Trust is a royalty owner in some of the gas that is transported and compressed by Madison Pipe Line Co. Madison Pipe Line Co. operates its pipeline system and holds several pipeline rights-of-way on land owned by the Ranch Trust. The Company believes that the rental rates paid by the Ranch Trust are on terms that are at least as favorable as it could have negotiated with a third party.

- Fort Trinidad Pipeline. Madison Pipe Line Co. ("Madison") is a wholly owned subsidiary of the Company engaged in gathering natural gas from wells on and off the Company's land in the West Fort Trinidad area. Its assets consist of approximately five miles of pipe lines and the related rights of way for its pipe lines. Madison operates through a joint venture called Fort Trinidad Pipeline, which is 50% owned by Madison and 50% owned by Rainbow Pipe Line Company. Rainbow Pipe Line Company is owned by John R. Parten, and owns a pipe line system with approximately 12 miles of pipe line adjacent to the Company's land. Madison contributes the use of its pipelines and 50% of the costs of operation of the system. Rainbow Pipe Line Company contributes the use of a connecting set of pipelines and pays its 50% of the operating costs of the system. Madison pays Rainbow Pipe Line Company $1,000 per month to provide all of the office space, administration and overhead required to operate Fort Trinidad Pipeline. The Company determined that $2,000 was the approximate cost of providing these services to Fort Trinidad Pipeline on a monthly basis and pays its allocated 50% ($1,000). Rates for gathering and transporting gas are set in negotiations with independent third party purchasers of the gas transported.

- Trinity Valley Pecan Company is a 50% owned subsidiary of the Company engaged in pecan processing and seasonal gift-pack sales. The other 50% owner is the Ranch Trust (see description above). Trinity Valley was formed in 1997. The Company leases to Trinity Valley a plant site (including the land, slab, scale and utilities), pecan store and one employee housing unit at Sand Ridge, Texas.

- Saturn Gas Systems, Inc. is owned over 90% by John R. Parten and is a vehicle lessor and fueling station operator at Sand Ridge, Texas. Saturn has a ground lease from the Company for its fueling station at Sand Ridge, Texas at $100 per year. Saturn Gas Systems, Inc. provides fuel (road gasoline and diesel) to the Company and other adjacent agricultural users on a card-key system. Saturn Gas Systems also sells off-road diesel to the Company for use in its agricultural operations. Because the off-road diesel is sold for agricultural purposes, as required by Texas law, the prices of this fuel are equal to Saturn's cost of the fuel with no mark up.

In addition to these major transactions, the Company shares office space and employees with entities controlled by John R. Parten, as described below in "--Office Space" and "--Employees." John R. Parten personally leases six acres of land from the Company for a residence at Sand Ridge, as described below in "Item 12, Certain Relationships and Related Transactions".


RANCH LAND LEASES

     The Company's ranch land is leased as follows:



                                                        PERCENT OF
                                                        TOTAL COMPANY
LAND LEASED TO                      AREA LEASED         LAND
--------------                      -----------         -------------
Unrelated parties:
    Ranch land lease                1183.72 acres       10.6%


Related parties:
    Ranch Trust                     6257.96 acres       56.2%

    Land Lease
        John R. Parten,             6 acres             0.1%
        Trinity Valley
         Pecan Company              2 acres             --%


     In accordance with the ranch land leases encompassing 7,442 acres or 66.8% of Company land, the annual rent, payable monthly, is $16 per net acre, and the unrelated parties pay the same rental amount as the Ranch Trust. The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with the unrelated party was renewed on June 23, 1998 for a term of five years ending July 31, 2003. The ranch lease was originally signed with Jubal R. Parten in November 1990 and was later renewed by the J.R. Parten Ranch Trust in November 1994 and November 1999 for an additional five years, terminating October 31, 2004. HAYCO uses land leased to the Ranch Trust set forth above and uses land owned by the Ranch Trust. The Company does not pay any additional consideration for the cost of the land used by HAYCO.

FARM LAND SHARE CROP LEASES

     The Company's farm land is leased as follows:



                                                       PERCENT OF
                                                       TOTAL COMPANY
LAND LEASED TO                      AREA LEASED        PERCENT
-----------------------             -----------        -------------
Unrelated parties:
Farm Land Share Crop Leases         2,404 acres        21.6%


In accordance with the term of the farm land share crop lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, or corn production from the leased lands. In the case of cotton, the Company is required to pay 25% of the cost of fertilizer, insecticide, irrigation and transportation to the gin. In the case of milo, wheat or corn, the Company is required to pay 30% of the cost of fertilizer, insecticide, irrigation and transportation to the point of sale.

OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties attributable to thirty-three producing oil and gas wells on Company land or on units including Company land. The royalties were primarily created by a lease for 10,463.54 acres executed in 1949. They are received from sales of oil and gas to independent third parties at prevailing market rates. Distributions of the royalties are made at the expense of the working interest owners by the operators under the lease, which are various oil and gas companies that have succeeded the original lessee, including related parties. Of the wells for which the Company receives royalties, all but two are operated by Parten Operating, Inc., (owned by John R. Parten), which does not allocate or charge any costs of operation to the Company. Parten Operating, Inc. does not own any working interests, but John R. Parten, his family and related entities own approximately 40% of the working interests outside the designated Units, and approximately 20% of the working interests inside the Units. The other two wells are operated by Texas Moran Exploration Company, which is owned by a significant shareholder of the Company. Royalties are paid before any operating expenses are paid, so the Company does not pay any revenues to the operators for operations. The royalty income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 2001 and 2000, net royalty income represented 21% and 26%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Substantially all of the lessees have always been related parties, but sales of oil and gas from which the royalties are derived have been made to unrelated third parties at prevailing market rates.

     The Company holds mineral interests under its original 10,463.54-acre tract of land subject to non-executory royalty interests over 40 years old (they were originally granted prior to the lease executed by Woodley). The Company also owns varying interests in minerals in the few small tracts that have been purchased since 1948. Since none of these small tracts is currently producing any significant income, this discussion is limited to the royalty ownership in the original 10,463.54-acre tract. An oil and gas lease to Woodley Petroleum Company, dated November 30, 1949 covers this tract. The lease provided a gross royalty of 0.125 of the production of oil and gas from the premises. Before the formation of the Company, the original owners of the mineral royalty granted non-executory royalty interests, so that the Company's net royalty is .084146. The table below summarizes the current status of the wells in which the Company owns an interest.

-------------------------------------------------------------------------------------
Category                    Total       Producing    Shut-In    Royalty Calculation
                            Wells       Wells        Wells
-------------------------------------------------------------------------------------
Lease Wells on Seven J        15            8          7        .084146 of production
land
-------------------------------------------------------------------------------------
Wells on Ft. Trinidad         13           11          2        .084146 of all
Dexter Unit +                                                   production allocated
                                                                to Tract 2 of the
                                                                Unit*
-------------------------------------------------------------------------------------
Wells on Ft. Trinidad         27           14         13        .084146 of all
Upper Glen Rose Unit +                                          production allocated
                                                                to Tract 51 of the
-------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------
                                                                Upper Glen Rose Unit
                                                                **
-------------------------------------------------------------------------------------

+ Unitization under Texas law is a mechanism, which allows all owners of all wells in an oil or gas field to share in production from all wells in the field regardless of the location of those wells.
* Tract 2 (Seven J tract) comprises .207890 of the Ft. Trinidad Dexter Unit ** Tract 51 (Seven J tract) comprises .115429 of the Ft. Trinidad Upper Glen
   Rose Unit

Note: Parten Operating, Inc. is the operator of all of the above wells except Seven J #42 and Seven J #43, which are operated by Texas Moran Exploration.

MADISON PIPE LINE CO. OPERATIONS

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary of the Company, which owns a gas gathering system, commenced operation of its natural gas pipelines. For fiscal years ended October 31, 2001 and 2000, pipeline income represented 44% and 47%, respectively, of the Company's total revenue. The principal service rendered by Madison Pipe Line Co. is to maintain and operate gas gathering pipeline systems that deliver natural gas to various third party pipelines for sale to the public, including gas from royalty interests owned by the Company.

     Effective December 1, 1996, Madison Pipe Line Co. entered into Fort Trinidad Pipeline, a joint operating agreement with another pipeline company, Rainbow Pipe Line Company, wholly owned by John R. Parten. Under the agreements for Fort Trinidad Pipeline, Madison Pipe Line Co. and Rainbow Pipe Line Company shared the cost of constructing a central compression and dehydration facility on an equal basis, and then modified their systems to reduce the required amount of pipeline used and required metering systems, thus reducing overall operating and compression costs. The two participants have shared on an equal basis the revenues, costs and expenses of operating the combined gathering system pipelines and central compression and dehydration facilities. The term of the agreement is for one year and for month-to-month thereafter until cancelled. The combined gathering systems and pipelines are currently servicing twenty producing wells, of which eight are on lands in which the Company owns mineral rights. Eighteen wells are operated by Parten Operating, Inc., which is owned by John R. Parten. The Fort Trinidad Pipeline does not pay any fees or overhead expenses to Parten operating for operating the wells for which Fort Trinidad Pipeline transports gas. In the year 2001, approximately 18% of the gas flowing through the jointly operated system was produced from wells located on the Company's land, and approximately 40% of Madison Pipe Line Co.'s throughput is from wells located on Company property. Fort Trinidad sets its rates for gathering and compression by negotiation with independent third party purchasers of the gas.

PRODUCING CROPS

     The Company operates a pecan orchard of approximately 3,250 trees on approximately 100 acres of its land and planted in several varieties of hybrid papershell pecans. The Company began planting these trees in 1993, and completed the planting in four years. These trees bore their first harvestable crop in 2001 of approximately 8,000 pounds. Experts indicate that this production should double each year, depending on weather conditions, and reach a maximum production of about 300,000 pounds in approximately 20 years. This pecan orchard is not owned by Trinity Valley Pecan Company.

     Under memorandum of agreement dated June 1, 2001, the Company participates in a joint venture, named "HAYCO", with the Ranch Trust on an equal basis. The Ranch Trust provides the hay fields (including lands leased from the Company) to HAYCO for no consideration. HAYCO pays the costs for fertilization, irrigation, cutting, raking, baling, and if not sold in the field, hauling the hay. It sells hay to the Ranch Trust and other unrelated parties at local market rates, so that the Ranch Trust pays the same price as the unrelated parties. All sales and expenses are shared 50/50 between the two participants.

      The Company planted a stand of pine trees for harvest in 1998, in an effort to increase the crops for sale by the Company. There was no joint venture involved in this activity. The seedlings were destroyed by drought over a two year period, and the Company has written off its investment as of 2001.

OTHER LEASES AND MISCELLANEOUS ACTIVITIES

     Under a lease agreement beginning December 15, 1997, the Company leased approximately six acres of land to John R. Parten. Under the terms of the lease agreement, the Company is entitled to an annual rent of $200, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance, and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property. The lease term is fifty years.

     Under a lease agreement beginning July 7, 1998, the Company leased approximately two acres of land and improvements to Trinity Valley Pecan Company. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years. The lessee is responsible for property taxes, utilities, insurance, and the cost of construction, repairs, or maintenance of any buildings or improvements. The lease term is fifty years. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

     Parten Operating, Inc. also rents two pipe yards near Sand Ridge from the Company at a monthly rental rate of $100 per month, each.

     For the two fiscal years ended October 31, 2001 and 2000, revenue generated from the leasing activities including share of crops represented 14% and 13%, respectively, of the Company's total revenue.

      In addition to leasing, the Company has generated revenues from providing irrigation services and mowing services to the tenant farmers at the Company.

TRINITY VALLEY PECAN COMPANY OPERATIONS

     Trinity Valley Pecan Company was started in 1997 as an incorporated joint venture between the Company and the J.R. Parten Ranch Trust, with each owning 50%. In 1998, Trinity Valley Pecan Company leased a former feed mill site from the Company at Sand Ridge, Texas. Trinity Valley Pecan Company renovated the plant site and installed pecan processing equipment which would allow Trinity Valley Pecan Company to process several millions pounds of nuts per year. Trinity Valley Pecan Company also built out a store facility to be operated during the holiday season at Sand Ridge. Trinity Valley also leases one employee housing unit at Sand Ridge, Texas from the Company. In 2001, Trinity Valley discontinued its wholesale pecan purchases and sales of nuts (except for the quantity needed for its retail sales) and plans in the future to limit its activities to custom pecan shelling for unrelated third parties and its seasonal retail sales.

MAJOR CUSTOMERS

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 2001 and 2000 are summarized as follows:

PIPELINE OPERATIONS - Gathering, transportation and compression income is attributable to gas wells partially owned by related parties. All revenues of

Madison Pipe Line Co. come from one purchaser, who is any independent third party. The rates paid for gathering, transportation and compression, however, are negotiated with and paid by that independent third party who purchases the gas on the open market.


                                     YEAR ENDED
                                     OCTOBER 31,
                               ---------------------
                                 2001         2000
                               --------     --------
                                  (in thousands)

                                 $632         $595
                               ========     ========

Percentage to total revenues     43.7%        46.8%
                               ========     ========


EMPLOYEES

     The Company presently employs two full-time ranch employees and four part-time individuals through a labor sharing arrangement with related parties, including the J.R. Parten Ranch Trust, Trinty Valley Pecan Company and HAYCO. None of these individuals are represented by a union, and management considers its relations with the individuals to be satisfactory. The Company has not experienced serious difficulty in hiring qualified employees.

OFFICE SPACE

      The Company shares office space with all other entities owned by John R. Parten in two locations: Sand Ridge, Texas, the site of the ranch, and 16945 Northchase Drive, Suite 1800, Houston, Texas. Approximately nine entities share office space in Houston and approximately four entities share office space in Sand Ridge, including the related parties described above. Office space and related overhead expenditures have been allocated among the entities according to the number of personnel required and related space needs. Under these arrangements, at Sand Ridge, Texas, the J.R. Parten Ranch Trust, Parten Operating, Inc. and Rainbow Pipe Line Company all pay $650, $3050 and $650, respectively in monthly office rent to the Company. The Company pays $2,000 a month to Parten Operating, Inc. for its share of office space and overhead in the Houston office.

GENERAL

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

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owns in fee approximately 11,140 acres of land in Houston County, Texas, adjoining the Trinity River located about 100 miles north of Houston, Texas. Of this land, approximately 33% is planted as native pasture, approximately 34% is improved pasture consisting of coastal bermuda and bahia grasses, approximately 22% is cropland cultivated in cotton, wheat, milo, and corn, approximately 1% is pecan orchards and approximately 10% is wooded pasture or wasteland. Improvements include approximately twenty miles of roads, approximately eighty four miles of perimeter and cross fencing, nine water wells, a levee approximately ten miles long with pumping stations, five single family residences, three buildings, seven barns or warehouses, two sheds, four corrals, and one stable/tack room. Oil and gas royalties are received from sales of oil and gas from the minerals owned by and located on the Company's acreage. The Company shares in production from thirty-three wells either located on the Company's land or on units in which some of the Company's land is included. Seven wells located on Company land and fifteen of the wells located on the units are shut-in, currently incapable of production. The lessees of the minerals underlying Company land are related parties. The purchasers of the oil and gas production are independent third parties.

     Madison Pipe Line Co. property consists of three pipelines currently servicing twenty wells located on Company land and in nearby fields. Madison Pipe Line Co. also owns a 50% undivided interest in a compression and dehydration facilities located on Company land.

     Trinity Valley Pecan Company property consists of a pecan processing plant and a retail store located on Company land at Sand Ridge, Texas.

      The Company leases office space and pipe yards to its affiliates at its facilities at Sand Ridge, Texas and leases office space from an affiliate for its Houston office, as described above in "Description of Business - Office Space."

ITEM 3.  LEGAL PROCEEDINGS

      Trinity Valley Pecan Company has been sued in the District Court of the 3d Judicial District of Houston County, Texas (Case No. 00-0199) by Marion W. Lucky d/b/a BL Pecans in conjunction with a contractual dispute concerning three loads of pecans valued at approximately $81,000. The Company believes that the pecans, when delivered, were infested with worms, and the pecan owner is suing for full payment for the delivery. This suit was filed in September 2000, and is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter under the symbol SEVJ. The quoted average prices of the common shares for the fiscal years ended October 31, 2001 and 2000 are as follows:


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:


                                                 PERIOD-TO-PERIOD INCREASE
                                                (DECREASE) FOR FISCAL YEARS
                                             --------------------------------
                                                 2001               2000
                                             -------------      -------------
REVENUES:
   Pipeline operations                       $  632    6.2%     $  595   (4.9)%
   Net oil and gas royalties                 $  308   (8.1)%    $  335   74.5%
   Ranch lease rentals                       $  205   28.9%     $  159    2.6%
   Farm produce sales                        $  248   39.3%     $  178  (25.5)%
   Contract and irrigation services          $   48  100.0%         -      -
   Other revenues                            $    5   25.0%     $    4  (71.4)%
   Total revenues                            $1,446   13.8%     $1,271    8.6%

COSTS AND EXPENSES:
   Operating expenses                        $  860   16.2%     $  740   (0.3)%
   General and administrative expenses       $  237  (25.7)%    $  319   22.2%
   Depreciation and amortization             $  176   37.5%     $  128   13.3%
   Equity in loss of 50% owned affiliate     $   96 (100.0)%    $   48  (88.2)%
   Interest expense                          $   23   15.0%     $   20    5.3%
   Taxes - other than income taxes           $   51    6.3%     $   48   47.6%
   Total costs and expenses                  $ 1443   10.7%     $ 1303   74.2%

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                 $    3  109.4%     $  (32) (91.4)%

       Provision for income taxes            $   17   13.3%     $   15  123.4%


     The following is a discussion of material changes in the results of operations of the Company.


COMPARISON OF FISCAL YEARS 2001, 2000 AND 1999

REVENUES

     PIPELINE OPERATIONS - The Company's subsidiary, Madison Pipe Line Co. owns a 50% interest in a joint venture called Ft. Trinidad Pipeline. Pipeline gathering revenue for fiscal year 2001 increased 6% as compared to fiscal year 2000. Pipeline gathering revenue for fiscal year 2000 decreased 5% as compared to fiscal year 1999. The increase in pipeline revenue in 2001 is attributable to greater compression required by the wells serviced by the gathering system. The decrease in pipeline revenue in 2000 is attributable to a decrease in the overall natural gas production of the Ft. Trinidad field. There has been no change in the number of wells connected to and served by Madison Pipe Line Co. Approximately 18% of Ft. Trinidad Pipeline's throughput is from the wells located on the Company's property.

      The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by Rainbow Pipe Line Company, a company owned by John R. Parten. Under the terms of the joint operating agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to compress and remove excess water content from the gas before delivery to a gas pipeline owned by an unrelated party. The Company and Rainbow Pipe Line Company share equally in the income, costs and expenses of operating the gathering system, including the compression and dehydration facility. Rainbow Pipe Line Company is designated operator of the joint venture. Fifty percent (50%) of the expenses from operating the joint venture, including the cost of labor, vehicles, tools and administrative expenses related to the Sand Ridge office are paid by Madison Pipe Line Co. to Rainbow Pipe Line Company. The expenses paid by Madison Pipe Line Co. are approximately 23% of Rainbow's total expenses, which roughly correlates to the percentage of throughput in the joint venture owned by Madison Pipe Line Co. as compared to Rainbow Pipe Line's total through-put. Additionally, Madison Pipe Line Co. pays 50% of the $2,000 per month administrative fee owed to Rainbow Pipe Line Company in conjunction with the use of office space and administrative and accounting services for Fort Trinidad Pipeline at the Houston office. Rates for transportation, gathering and compression are set by negotiation with the independent third party purchasers of the gas.

      The following chart describes the volume of gas transported by each well connected to the Madison Pipe Line system, by the 8/8ths interest in each well. The number of wells serviced has not changed during the reporting period.

------------------------------------------------------------------------------------------------------------
  Well Name          Seven J           1997           1998           1999           2000           2001
                     Interest         Gas Vol.       Gas Vol.       Gas Vol.       Gas Vol.       Gas Vol.
------------------------------------------------------------------------------------------------------------
Adams, Andrew        NO                      0              0              0           370          12,037
------------------------------------------------------------------------------------------------------------
Bayless, Roscoe      NO                169,588        165,761        161,784       163,812         155,373
------------------------------------------------------------------------------------------------------------
Brown, H D           NO                  5,841         19,992         18,844        12,796           5,680
------------------------------------------------------------------------------------------------------------
Dorrell, Esther      NO                254,708        254,253        243,635       190,081         138,616
------------------------------------------------------------------------------------------------------------
Farmers #2           NO                184,947        154,106        150,834        96,799         103,588
------------------------------------------------------------------------------------------------------------
Farmers #3           NO                247,203        260,974        225,058       197,309         142,121
------------------------------------------------------------------------------------------------------------
Gould, Myra          NO                195,001        148,981        126,334        96,853          82,175
------------------------------------------------------------------------------------------------------------
Ivey, Will           NO                  1,182            447              0           571           1,310
------------------------------------------------------------------------------------------------------------
Ivey-Richardson      NO                 50,653         42,395         36,671        34,296          27,140
------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Moody Cotton #5      NO                      0              0              0         6,079       5,187
---------------------------------------------------------------------------------------------------------
Richardson-Ivey      NO                  4,595          2,556          6,916         4,756       4,904
---------------------------------------------------------------------------------------------------------
Seven J #14          YES                     0          7,711          9,085        12,212       9,874
---------------------------------------------------------------------------------------------------------
Seven J #15          YES                     0          7,711         15,960        12,212      11,157
---------------------------------------------------------------------------------------------------------
Seven J #20          YES                27,289         27,146         24,991        23,794      21,227
---------------------------------------------------------------------------------------------------------
Seven J #30          YES                24,391         20,131         14,666        14,911      12,532
---------------------------------------------------------------------------------------------------------
Seven J #33          YES                     0              0          1,059        27,420      35,500
---------------------------------------------------------------------------------------------------------
Seven J #39          YES                     0         10,932         24,657        17,152      14,105
---------------------------------------------------------------------------------------------------------
Seven J #42 & 43     YES(2)             84,047         93,173         53,655        21,047      43,846
---------------------------------------------------------------------------------------------------------
Wakefield #3         NO                 33,903         32,545         30,282        32,700      35,597
---------------------------------------------------------------------------------------------------------
TOTAL                8               1,283,348      1,248,814      1,144,431       965,170     861,969
---------------------------------------------------------------------------------------------------------

      NET OIL AND GAS ROYALTIES - Net oil and gas royalties for fiscal year 2001 decreased 8% as compared to fiscal year 2000. The decrease is primarily due to the reduction in oil and gas production. Oil production decreased by 8% and gas production decreased by 28%. In September 2001, there was an increase in the oil field clean up fee from .0333% to .0667%. Average price per MCF for natural gas increased from $3.16 in fiscal 2000 to $5.56 in fiscal 2001. Average price per barrel for oil and condensates decreased from $29.16 in fiscal 2000 to $22.76 in fiscal 2001. Prices for the production on which the royalties are paid are set by open market sales to unrelated third parties.

      Net oil and gas royalties for fiscal year 2000 increased 75% as compared to fiscal year 1999. The increase in 2000 is primarily due to an unusual increase in oil and gas prices, and the Company does not expect that this level of prices will be sustainable. Gas royalties increased 40% primarily due to an increase in natural gas prices of 28%. (average price per MCF: 2000 - $3.16; 1999 - $2.22 MCF). Oil and condensate royalties increased 85% due primarily to an increase of 88% in oil and condensate prices per barrel ("bbl"). The average price in 2000 was $29.16/bbl compared to 1999 price of $15.21/bbl.

The table below summarizes the production trend for the Company's royalty interest in the 8 wells and 2 units in which it has an interest.

------------------------------------------------------------------------------------------------------------------------
                         1997 Prod.        1998 Prod.         1999 Prod.          2000 Prod.          2001 Prod.
------------------------------------------------------------------------------------------------------------------------
                       Oil       Gas      Oil      Gas       Oil       Gas       Oil        Gas      Oil        Gas
   Well               (Bbl)     (Mcf)    (Bbl)    (Mcf)     (Bbl)     (Mcf)     (Bbl)      (Mcf)    (Bbl)      (Mcf)
------------------------------------------------------------------------------------------------------------------------
   Seven J #14,
   #15, #39           1,337        0    2,199     1,530    2,229      4,229     2,227      3,770    2,234      2,838
------------------------------------------------------------------------------------------------------------------------
   Seven J #20
   & #30                715    4,222      659     4,094      541      3,376       523      3,269      490      2,949
------------------------------------------------------------------------------------------------------------------------
   Seven J #33          253        0      236         0      216          0     2,510      2,159    3,049      2,800
------------------------------------------------------------------------------------------------------------------------
   Seven J #42
   & 43               4,426    2,947    6,403     5,529    4,551      4,148     2,686      2,682    2,227      3,225
------------------------------------------------------------------------------------------------------------------------
   Dexter Unit          557      256    1,476         0    2,400          0     1,726          0    1,638          0
------------------------------------------------------------------------------------------------------------------------
   Upper Glen
   Rose Unit            175    4,928      234     5,332      225      5,120       212      4,581      196      3,307
------------------------------------------------------------------------------------------------------------------------

Production volumes typically trend down over time. Prices of oil and gas have been very volatile in the last 10 years. Oil and gas royalty fluctuations are based on both fluctuations in production (which generally trend downward) and commodity prices for oil and gas(which can trend any direction).

     FARM PRODUCE SALES - Farm produce sales consists of the Company's share of cotton, corn, wheat and milo from farm land share crop leases, the Company's 50% share of hay sales by HAYCO and the Company's direct sales of its pecan crop. For the year 2001, of the $248,000 in revenues from farm produce sales, $106,000 derived from the sale of hay through HAYCO (with $83,000 of the $106,000 derived from the Ranch Trust), and the remainder was primarily from farm produce sales from leased lands, with a negligible amount from the first crop of pecans. In 1999, all farm produce sales were attributable to leased lands. During the fiscal year ended 2001, 713 acres and 1691 acres were leased to two separate tenant farmers under agricultural leases. Farm produce sales for fiscal year 2001 increased 39% as compared to fiscal year 2000. This was the result of sales of hay by HAYCO, which began in June 2001. Farm produce sales for fiscal year 2000 decreased 26% as compared to fiscal year 1999. During the fiscal year ended 2000, 713 acres of the 921 acres was leased to a tenant farmer under an agricultural lease. The remaining 208 acres of the 921 acres was returned to the Company as a result of the financial collapse of the tenant and the Company leased it under a short-term ranch lease agreement for one year to the Ranch Trust, a related party, while the Company searched for a new tenant, which it obtained in 2001.


   - The farmland share crop lease agreements that the Company has with two non-affiliated farmers require the Company to pay a share of the costs of the farming operation and share in that same percentage of the production from the farming operation. In the case of cotton, the Company's percentage is 25%, in the case of grain (corn or milo) the Company's percentage is 30%. The cost, which the Company is required to share, is the cost of fertilizer, insecticide, irrigation and transportation (to the gin or to market). While the Company has the right to take its share of production in kind, in fact the Company has opted to sell its produce along with the farmer, and receives the same price as the farmer. In addition, the Company receives its percentage of any insurance or crop subsidy payments that are provided by the US Department of Agriculture. Agricultural prices vary greatly from year to year. The table below summarizes the highs and lows for each crop over the preceding five-year period.

            ---------------------------------------------------------------------------
                                        Low           Year       High           Year
            ---------------------------------------------------------------------------
              Cotton Price            .4159/lb.       2000     .5684/lb.        2001
            ---------------------------------------------------------------------------
              Milo Price              2.60/Bu.        1999     4.09/Bu.         2001
            ---------------------------------------------------------------------------
              Corn Price              1.70/Bu.        2000     2.00/Bu.         2000
            ---------------------------------------------------------------------------
              Cotton Volume           0 per ac.       1998     550 lb/ac.       1997
            ---------------------------------------------------------------------------
              Milo Volume             0 per ac.       2001     85.7 Bu./ac.     1999
            ---------------------------------------------------------------------------
              Corn Volume             0 per ac.       1998     130 Bu/ac.       1999
            ---------------------------------------------------------------------------
              Farmland Operating
              Income                  $19,000         2001     $113,000         1997
            ---------------------------------------------------------------------------


   Agricultural prices are determined by International Commodity Markets wholly outside the control of the Company or the tenant farmer. Cotton is sold FOB the COOP Gin in Houston County, Texas, and grain is sold FOB Port of Houston and locally. The dollar impact of price changes of farm produce is not material because during the time periods reported, whenever prices fell to a specified level, the Company received its share of the U.S. Department of Agriculture subsidy payments under the terms of the farm land share crop leases. Production volumes are determined in part by weather, which is outside of the control of the Company or tenant farmer, and partly by decisions made by the tenant farmer, such as what crops to plant and what methods to employ.

   - The HAYCO operation is an informal joint venture undertaken through a memorandum dated June 1, 2001. The joint venture was undertaken because the hay contractor for Rattlesnake Ranch (owned by the Ranch Trust) went out of business and the management of the Company and the Trustees of the Ranch Trust reasoned that by combining their existing equipment and utilizing their existing labor pool they could produce the hay required by the Ranch Trust and other local area ranchers on a profitable basis. This required some new equipment, including a large baler and cutter. This equipment was purchased through credit obtained by the Ranch Trust at a cost of $110,000. The terms of the agreement call for the following:
         - Reimbursing the Ranch Trust for the Company's 50% share of note payments on the new equipment.
         - Paying Ranch Trust local market rates for the use of its existing equipment.
         -  Paying Ranch Trust the cost for using its labor.
         - Paying the Company local market rates for the use of its existing equipment.
         - Paying the Company cost for using its labor.
         - Selling the hay at local market rates to the Ranch Trust or to other non-affiliated local ranchers.

      The first year's hay operation has been marginally profitable. HAYCO gross sales in fiscal 2001 were $106,000. HAYCO sells different sizes of hay bales including large bales (average price per bale of $30), small square bales (average price per bale of $3.50), and round bales (average price per bale of $29).

   - Pecan Sales for fiscal 2001 were insignificant.

     RANCH LEASE RENTALS - Ranch Lease rentals consists of rentals for 6257.96 acres of ranch land to a related party and 1183.71 acres of ranch land to an unrelated party at $16.00 per net acre per year, leases of plant site to Trinity Valley Pecan Company and leases of office space in the Sand Ridge, Texas office to related parties. Ranch Lease Rentals increased from 2000 to 2001 29% partially due to a lease by affiliated companies for office space in the Sand Ridge, Texas office. Ranch lease rentals remained unchanged from fiscal 1999 to fiscal 2000.

     CONTRACT AND IRRIGATION SERVICES - Contract and irrigation services for fiscal year 2001 increased 100% as compared to fiscal year 2000. This was the result of contract work performed during fiscal 2001 and the farm land share crop leases including the rental of the pivot system for irrigation of the land. The rental of the pivot irrigation system is an annual rental payment from each tenant that is due October each year.

COSTS AND EXPENSES

     OPERATING EXPENSES - Operating expenses for the twelve months ended October 31, 2001 increased $120,000 or 16% as compared to the twelve months ended October 31, 2000. This is attributable to an increase in the expenses for HAYCO, including repair and maintenance of the pivot irrigation system, the annual cost of fertilizers, and the operation of the hay equipment. Operating expenses decreased 0.3% for fiscal year 2000 as compared to fiscal year 1999.

     Pipeline operating expenses decreased 1% for fiscal year 2001 as compared to fiscal year 2000 as a result of fluctuations in the costs of maintaining and operating the system. Pipeline operating expenses increased 36% for fiscal year 2000 as compared to fiscal year 1999 as the result of increased cost of compressor fuel.

     Ranch operating expenses decreased 31% for fiscal year 2001 as compared to fiscal year 2000 primarily as the result of an decrease in outside service costs and a reduction in the superintendent's salary. Ranch operating expenses increased 21% for fiscal year 2000 as compared to fiscal year 1999 primarily as the result of an increase in outside service costs and superintendent's salary, partially offset by a decrease in repairs and maintenance.

     Farm operating expense increased 226% for fiscal year 2001 as compared to fiscal year 2000. The increase is due to additional repairs and maintenance of a tractor and the pivot irrigation system, fertilizer, and the cost of operating HAYCO. Farm operating expense decreased 73% for fiscal year 2000 as compared to fiscal year 1999. The decrease is due to an additional tenant farmer occupying and farming 713 of 921 acres that the Company farmed during 1999; thus, the Company's share of crop expenses decreased from 100% of all expenses to 25% of cotton and 30% of grain crop expenses.

     General and Administrative Expenses decreased 26% for fiscal year 2001 as compared to fiscal year 2000. The decrease is primarily due to decreased allocated salaries, payroll taxes, office rent, consulting fees, and other expenses from related entities. General and administrative expenses increased 22% for fiscal year 2000 as compared to fiscal year 1999. The increase is primarily due to increased professional fees partially offset by decreased allocated salaries from related entities.

     DEPRECIATION, AMORTIZATION, AND IMPAIRMENT - Depreciation, amortization, and impairment for fiscal year 2001 increased 38% as compared to fiscal year 2000. The increase is attributable to additions of farm equipment, and the pecan orchard irrigation system. Additionally, the pine plantation planted in 1998 was deemed to be impaired (a total loss) due to severe drought conditions experienced during 1998 and 1999. All of the costs associated with the pine plantation, totaling approximately $24,000, were written off to impairment. Depreciation and amortization for fiscal year 2000 increased 13% as compared to fiscal year 1999. The increase is attributable to additions to ranch properties and pipeline equipment.

      EQUITY IN LOSS OF 50% OWNED AFFILIATE -The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company for the fiscal year 2001 was $138,000 and for fiscal year 2000 was $308,000. The Company's financial statements reflect a loss of $96,000 for 2001 and $48,000 for 2000 to the extent of its investment, loan, advances, future commitment, and risk of loss in its 50% owned affiliate. Losses are attributable to wholesale pecan purchases that Trinity Valley Pecan Company determined to discontinue. The Company guarantees 50% of Trinity Valley Pecan Company's debt. The other 50% is guaranteed by the Ranch Trust (that has the financial ability to pay its share of Trinity Valley Pecan Company's losses). John R. Parten also personally guaranteed this debt. As of October 31, 2001, The Company provided for 50% of the current portion of Trinity's debt. No additional amount was recognized at this date, because Trinity Valley Pecan Company had recently changed its business strategy to continue only its shelling operations which management of the Company believed to be profitable and thus believed that Trinity Valley Pecan Company would generate enough cash flow in the future to service its own debt. Trinity Valley Pecan Company had a positive cash flow and income for November and December of 2001 following the change in strategy. For this reason, management believed at October 31, 2001 that recognizing 50% of the current portion of Trinity Valley Pecan Company's debt was a reasonable estimate of the Company's loss at that time.

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

      During 2001, it was determined that certain operating expenses were being netted with revenues from pipeline operations and ranch lease rentals. Accordingly, we corrected in 2001 by grossing up the statement of operations to report revenues gross of operating expenses, and operating expenses as part of cost and expenses. The 2000 amounts were reclassed to conform with the correct reporting in 2001.

      The $50,000 of bad debt expense recorded in the October 31, 2001 financial statements (as filed with the SEC on January 29, 2002) is included in selling, general and administrative expenses and relates to advances to Trinity in fiscal 2001 for debt payments. The Company originally recorded the advance as a receivable from Trinity and at year end wrote it off to bad debt expense. The Company now believes that the $50,000 should have been recorded as equity in losses of unconsolidated affiliate and we made such reclassification from bad debt expense (SG&A) to equity in losses of unconsolidated affiliate in the 2001 financial statements which are included in this amended 10-KSB/A.

LIQUIDITY AND CAPITAL RESOURCES

     In the early 1990's, gas production began to drop in production and pressure thereby greatly reducing the Company's profitability and further necessitating compression of the gas in the pipe lines. As a result of the reduction in gas production revenue, management began to seek other opportunities to create profits for the Company and means of reducing its operating expenses.

      In 1996, the Company entered an expense reducing project related to its pipe line business, the Ft. Trinidad Pipeline joint venture with the Company's wholly owned subsidiary, Madison Pipe Line Co. and Rainbow Pipe Line Company, a pipe line company operating in nearby Madison County owned by John R. Parten. By combining operations, the Company reduced its expenses of operations by using portions of the facilities of Rainbow Pipe Line Company instead of the higher cost of maintaining a completely separate staff.

      Another venture pursued by the Company was the pecan business. Ranches adjacent to the land owned by the Company have a significant production of native pecans. In approximately 1993, the Company sought to capitalize on this opportunity by planting 3,250 pecan trees. Additionally, the Company became a 50% owner of the Trinity Valley Pecan Company ("TVPC") with the Ranch Trust in 1997. Initially, TVPC was involved with the purchase and sale of nuts, but was unprofitable with these activities. Currently, TVPC has limited its activities to custom pecan shelling and seasonal retail sales.

      In 1998, the Company invested $24,000 planting a pine plantation. Unfortunately, the pine venture was unsuccessful as severe drought conditions killed most of the plantation.

      In 2000, the custom hay cutter for the Ranch Trust ceased operating. The manager of the Company and the manager of the Ranch Trust property determined that using the existing labor pool and equipment, they could enter the business of growing, cutting and baling hay. The Company determined this could be a profitable venture and entered the HAYCO venture with the Ranch Trust. Each entity owns 50% of the venture and additional equipment purchased is owned jointly. HAYCO produces hay on property leased by the Company to the Ranch Trust and on Ranch Trust property (and the Company pays no costs for the use of the land), and the Company shares equally in the profits from selling the hay produced.

      The Company further sought to improve its profitability by reducing administration costs. In 2000, administrative and accounting functions were moved from Robert Pratka's group to labor provided by John R. Parten. Mr. Parten believed he could provide these services at a lower fixed cost. Additionally, John R. Parten cut his consulting fee in half to $1000 per month. The Company also sought to reduce its auditing fees by changing audit firms, but did not find that it could reduce its fees. Most recently, the Company has investigated the feasibility of conducting a going private transaction to reduce the costs of maintaining public company status.

      The Company has used debt to finance part of the operations of the business. As further described in Note 2 of the financial statements, the Company had $244,000 in long term debt (including current maturities) October 31, 2001, compared with $209,000 in long term debt October 31, 2000. In June 2001, the Company refinanced an existing note with approximately $123,000 outstanding with a new note for $210,000 maturing in October 2003. In May 2001, The Company paid in full an existing note outstanding for approximately $108,000. The Company also has two outstanding notes with finance companies for $5000 and $63,000, respectively. Should the Company continue its negative cash flow, it intends to fund the deficits from additional debt.

      The Company had a positive cash flow from operations of $285,000 for the year ended October 31, 2001 as compared to a positive cash flow from operations of $91,000 from the year ended October 31, 2000. The improvement in operating cash flows from the prior period is due to an increase in sales and the receipt of said sales, and the increase in accounts payable as a result of an increase in operating expenses and the timing of the payment of operating expenses.

     The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($933,000 at October 31, 2001). Additional provisions of $96,000 and $48,000 were recorded in 2001 and 2000, respectively, relating to operating advances or additional provisions for guarantees of such debt of Trinity.

     As of October 31, 2001, the Company's working capital deficit was $76,000. Payment of approximately $104,000 attributable to notes payable and long-term debt is required during the fiscal year ending October 31, 2002. The Company's working capital deficit was $129,000 as of October 31, 2000. It is not anticipated that dividends will be paid in the near future.

      The Company has no current commitments for any capital expenditures in the future. The Company's source of liquidity is cash received from continuing operations and the borrowing activities described above. If cash from continuing operations is insufficient to fund future capital expenditures the deficit will have to be covered by future borrowings.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.


     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As disclosed in Note 14, the Company has not presented certain supplementary information for oil and gas activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic consolidated financial statements.



December 20, 2001
Houston, Texas

SEVEN J STOCK FARM, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000

                                 C O N T E N T S

                                                                            Page
                                                                            ----
Independent Auditors' Report ............................................... 17

Consolidated Balance Sheets ................................................ 19

Consolidated Statements of Operations ...................................... 21

Consolidated Statements of Shareholders' Equity ............................ 22

Consolidated Statements of Cash Flows ...................................... 23

Notes to Consolidated Financial Statements ................................. 25


                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------   --------
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $     25   $     46
  Accounts receivable                                          105         93
  Accounts receivable - related parties                        223        136
  Accounts and note receivable - other                          -          14
  Deferred income taxes                                         17         31
  Refundable income taxes                                       -           2
  Other current assets                                           3         13
                                                          --------   --------
      TOTAL CURRENT ASSETS                                     373        335


PROPERTY AND EQUIPMENT, net                                  1,689      1,775


OTHER ASSETS                                                    55          1
                                                          --------   --------


       TOTAL ASSETS                                       $  2,117   $  2,111
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------   --------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    118   $     39
  Accounts payable - related parties                           113        177
  Accrued expenses                                              66         40
  Accrued taxes other than income taxes                         48         39
  Notes payable                                                 -          56
  Current maturities of long-term debt                         104         98
                                                          --------   --------
      TOTAL CURRENT LIABILITIES                                449        449

LONG-TERM DEBT                                                 140        111

DEFERRED INCOME TAXES                                           74         77

ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE               133        133

DEFERRED REVENUES                                                5         11
                                                          --------   --------
      TOTAL LIABILITIES                                        801        781

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share: authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                    1,451      1,451
  Accumulated deficit                                         (135)      (121)
                                                          --------   --------
      TOTAL SHAREHOLDERS' EQUITY                             1,316      1,330
                                                          --------   --------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  2,117   $  2,111
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            2001        2000
                                                          --------   --------
REVENUES
  Pipeline operations                                     $    632   $    595
  Net oil and gas royalties                                    308        335
  Ranch lease rentals                                          205        159
  Farm produce sales                                           248        178
  Contract and irrigation service                               48         -
  Other revenues                                                 5          4
                                                          --------   --------
      TOTAL REVENUES                                         1,446      1,271


COSTS AND EXPENSES
  Operating expenses                                           860        740
  General and administrative expenses                          237        319
  Depreciation, amortization, and impairment                   176        128
  Equity in loss of 50% owned affiliate                         96         48
  Interest expense                                              23         20
  Taxes - other than income taxes                               51         48
                                                          --------   --------
      TOTAL COSTS AND EXPENSES                               1,443      1,303
                                                          --------   --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  3        (32)


PROVISION FOR INCOME TAXES                                      17         15
                                                          --------   --------

NET LOSS                                                  $    (14)  $    (47)
                                                          ========   ========

NET LOSS PER SHARE - BASIC AND DILUTED
  (1,451,000 weighted - average shares outstanding)       $   (.01)  $   (.03)
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                              COMMON STOCK                          TOTAL
                         ---------------------   ACCUMULATED     SHAREHOLDERS'
                          SHARES       AMOUNT      DEFICIT          EQUITY
                        ----------   ---------   ----------     -------------
Balances at
 October 31, 1999            1,451   $   1,451   $      (74)    $       1,377

Net loss                        -           -           (47)              (47)
                        ----------   ---------   ----------     -------------
Balances at
 October 31, 2000            1,451       1,451         (121)            1,330

Net loss                      -           -             (14)              (14)
                        ----------   ---------   ----------     -------------
Balances at
 October 31, 2001            1,451   $   1,451   $     (135)    $       1,316
                         =========   =========   ==========     =============

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (14)  $    (47)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation, amortization, and impairment                176        128
     Deferred income taxes                                      11         13
     Equity in loss of 50% owned affiliate                      96         48
  Changes in operating assets and liabilities:
      Accounts receivable                                      (40)       (99)
      Refundable income taxes                                    2         14
      Other current assets                                      10         (5)
      Accounts payable, accrued expenses
       and unearned income                                      44         39
                                                          --------   --------
        Net cash provided by operating activities              285         91

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment              (27)      (141)
  Investments in and advances to 50% owned affiliate          (141)         -
                                                          --------   --------
        Net cash used in investing activities                 (168)      (141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                  71        120
  Proceeds from notes payable                                   -         120
  Payment on long-term debt                                   (209)      (204)
                                                          --------   --------
        Net cash provided by (used in) financing
         activities                                           (138)        36
                                                          --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (21)       (14)

CASH AND CASH EQUIVALENTS - beginning of year                   46         60
                                                          --------   --------
CASH AND CASH EQUIVALENTS - end of year                   $     25   $     46
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year for:
    Income taxes                                          $      5   $    (12)
                                                          ========   ========

    Interest                                              $     26   $     18
                                                          ========   ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital expenditures for property and equipment
    financed by debt                                      $     63   $      -
                                                          ========   ========

  Capital expenditures for other assets financed
    by debt                                               $     54   $     -
                                                          ========   ========

                 See notes to consolidated financial statements.

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

     New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and interim periods within those years. SFAS 144 replaced SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and other related provisions. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. Management believes that the adoption of the provisions of SFAS 143 and SFAS 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

     Revenue and Expense Recognition - Revenues are reflected in operations when earned and expenses when incurred utilizing the accrual method of accounting.

     Revenue from pipeline operations is recognized based on dates natural gas is gathered.

     Revenue from net oil and gas royalties is recognized based on dates of production.

     Revenue from farm produce sales is recognized when field crops are harvested and sold. Costs associated with farm produce sales, including fertilizer, irrigation, and related costs are charged to operations

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

as incurred since accumulating such costs would not have a material effect on the Company's financial statements due to the small quantity of inventory at year-end.

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

     Cash and Cash Equivalents - The Company considers all highly liquid investment purchases with an original maturity of three months or less to be cash equivalents.

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

     Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. No potentially dilutive common shares were outstanding as of October 31, 2001 and 2000.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

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


NOTE 2 - NOTES PAYABLE

     Notes payable consists of:

                                                    OCTOBER 31,
                                                  2001      2000
                                                --------  --------
                                                  (in thousands)

Revolving line-of credit of $120,000
with a bank; principal and accrued
interest due July 2001; bearing interest
at 2% over prime rate, secured by crops,        $    -    $    56
paid in July 2001.


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          OCTOBER 31,
                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)

     Note payable to a bank; principal and interest
      due and payable in 27 monthly installments of
      $5,000 beginning August 2000, bearing interest
      at 11.5% per annum; maturing December 2002;
      secured by a deed of trust on land and
      guaranteed by an officer of the Company; paid
      in May 2001.                                    $    -    $    108

     Note payable of $150,000 to a bank; principal
      payable in monthly installments beginning May
      1999, maturing November 2002; bearing interest
      at 1% over prime rate; secured by a deed of
      trust on the Company's mineral interest, and
      guaranteed by an officer and shareholder of
      the Company and another related party;
      refinanced in May 2001 through the $210,000
      note payable to a bank described below.              -          89


     Note payable of $210,000 to a bank; principal
      and interest payable in equal monthly
      installments of $8,049 beginning June 2001,
      maturing October 2003; bearing interest at 1%
      over prime rate; secured by a deed of trust on
      the Company's mineral interest, and guaranteed
      by an officer and shareholder of the Company
      and another related party.                         176           -

     Installment note with a finance company;
      principal and interest payable in three annual
      installments; maturing September 2002; interest
      at 9%; secured by equipment.                         5          12

     Installment note with a finance company;
      principal and interest payable in five annual installments;




      maturing August 2006; bearing interest at
      6.9%; secured by equipment.                         63           -
                                                      ------      ------
                                                         244         209
     Less current maturities of long-term debt           104          98
                                                      ------      ------
                                                      $  140      $  111
                                                      ======      ======

Maturities of long-term debt are as follows: 2002 - $104,000; 2003 - $103,000; 2004 - $13,000; 2005 - $14,000; 2006 - $10,000.


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                          OCTOBER 31,
                                                        2001       2000
                                                      ---------  -------
                                                        (in thousands)

       Buildings and building improvements            $     431  $   431
       Levee, drainage, irrigation, roads, and
        flood control facilities                            508      508
       Farm implements, trucks, and tractors                184      111
       Fences, corrals, and other equipment                 937      920
       Gathering system and dehydration facility            886      886
       Pecan grove and irrigation system                    137      137
                                                      ---------  -------
                                                          3,083    2,993
       Less accumulated depreciation and amortization     1,715    1,563
                                                      ---------  -------
                                                          1,368    1,430
       Pine grove (not commercially productive)               -       24
       Land                                                 321      321
                                                      ---------  -------
       Property and equipment, net                    $   1,689  $ 1,775
                                                      =========  =======


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

NOTE 5 - 50% OWNED AFFILIATE

     On July 2, 1998, the Company purchased a 50% interest in Trinity Valley Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:

                                                           OCTOBER 31,
                                                         2001       2000
                                                       --------   --------
                                                          (in thousands)
                    BALANCE SHEETS

     ASSETS
       Current assets                                  $    110   $    173
       Noncurrent assets (primarily property and
        equipment)                                          630        663
                                                       --------   --------
         TOTAL ASSETS                                  $    740   $    836
                                                       ========   ========
     LIABILITIES
       Current liabilities                             $  1,298   $  1,327
       Noncurrent liabilities                             1,040        835

     SHAREHOLDERS' EQUITY
       Common stock and paid-in capital                     500        500
       Deficit                                           (2,098)    (1,826)
                                                       --------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    740   $    836
                                                       ========   ========

                                                          YEAR ENDED
                                                          OCTOBER 31,
                                                        2001       2000
                                                      --------   -------
                                                         (in thousands)
             STATEMENTS OF OPERATIONS

     Revenues                                         $    271   $  1,554
     Costs and expenses                                    548      2,169
                                                      --------   --------
     Loss before provision for income taxes               (277)      (615)
                                                      --------   --------
     Net loss                                         $   (277)  $   (615)
                                                      ========   ========

     The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the fiscal years 2001 and 2000 was approximately $138,000 and $308,000, respectively. The Company's financial statements includes losses of approximately $96,000 and $48,000, respectively, attributable to its investment, loan, advances and future commitment to its 50% owned affiliate for the fiscal years ended 2001 and 2000. During fiscal year 2001, management discontinued its wholesale operations; however, it will continue its retail and shelling operations.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain bank loans of Trinity. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $933,000 and $1,155,000 at October 31, 2001 and 2000, respectively. The loans are also guaranteed jointly and severally by another related party. The Company has accrued a loss contingency of approximately $133,000 related to the guaranteed loans of Trinity at October 31, 2001 and 2000.

NOTE 7 - RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers approximately 1,200 net acres was renewed July 1998, for an additional five year term. The other lease for approximately 6,300 net acres with a related party was renewed October 1999 for an additional five year term.

     Under a fifty year lease agreement beginning September 1997, the Company leased approximately six acres of land to an officer, director and shareholder of the Company at an annual rental rate of $200. The lease is subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance, and the cost of construction of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the property of the Company. Under a fifty year lease agreement beginning September 1998, the Company leased approximately two acres of land to it's 50% owned affiliate. Under the terms of the lease agreement, the Company is entitled to rent of $1,500 per month, subject to escalation after ten years, and the lessee is responsible for property taxes, utilities, insurance and the cost of construction, repairs, or maintenance of any buildings or improvements. Upon lease termination, any buildings or improvements constructed on the leased land becomes the Company's property.

NOTE 8 - AGRICULTURAL LEASES

     During the fiscal years 2001 and 2000, approximately 2,400 acres of the Company land, respectively, was leased to unrelated parties under two lease agreements. Under the terms of the lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays its respective share of certain costs of crop production. The leases are for a three year term and expired on the date the 2002 crops were harvested, but were continued on an annual basis for an additional two year period after the expiration.

NOTE 9 - BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of field crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segment consists of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 2001 and 2000 follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses, loss from 50% owned affiliate and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents, receivables and other assets.

                                                         YEAR ENDED
                                                         OCTOBER 31,
                                                       2001      2000
                                                    ---------  ---------
                                                        (in thousands)
     REVENUES
       Agriculture:
         Farm produce                               $     248  $     178
         Ranch leases                                     205        159
         Contract and irrigation service                   48         -
         Other                                              5          4
                                                    ---------  ---------
                                                          506        341
       Oil and gas:
         Net oil and gas royalties                        308        335
         Pipeline operations                              632        595
                                                    ---------  ---------
                                                          940        930
                                                    ---------  ---------
            Total revenues                          $   1,446  $   1,271
                                                    =========  =========
     OPERATING PROFIT
       Agriculture:
         Farm produce                               $      43  $     115
         Ranch leases                                     111         24
         Contract and irrigation service                   18         -
         Other                                              5          3
                                                    ---------  ---------
                                                          177        142
       Oil and gas:
         Net oil and gas royalties                        308        335
         Pipeline operations                              101         54
                                                    ---------  ---------
                                                          409        389
                                                    ---------  ---------
            Total operating profit                        586        531

       Interest expense                                   (23)      (20)
       Loss from 50% owned affiliate                      (96)      (48)
       General corporate expenses                        (464)     (495)
                                                    ---------  ---------
          Income (loss) before provision for
            income taxes                            $       3  $    (32)
                                                    =========  =========


                                                         OCTOBER 31,
                                                      2001        2000
                                                   ----------   ---------
                                                       (in thousands)
     IDENTIFIABLE ASSETS
       Agriculture                                 $   1,578   $   1,566
       Oil and gas                                       256         361
       Corporate assets                                  283         184
                                                   ---------   ---------
           Total assets                            $   2,117   $   2,111
                                                   =========   =========




NOTE 9 - BUSINESS SEGMENTS (Continued)

     TOTAL CAPITAL EXPENDITURES
       Agriculture                                  $     90   $     141
       Oil and gas                                         -           -
                                                   ---------   ---------
           Total capital expenditures               $     90   $     141
                                                    ========   =========

     DEPRECIATION, AMORTIZATION, AND IMPAIRMENT
       Agriculture                                  $    137   $      89
       Oil and gas                                        39          39
                                                   ---------   ---------
           Total depreciation and amortization     $     176   $     128
                                                   =========   =========

     MAJOR CUSTOMERS
       Customers comprising 10% or greater of the
         Company's net revenues are summarized as
         follows by business segments:
           Pipeline operations - Gathering income
            attributable to gas wells partially
            owned by related parties               $     632   $     595
                                                   =========   =========

           Percentage to total revenues                   44%         47%
                                                   =========   =========


NOTE 10 - RELATED PARTY TRANSACTIONS

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

     The following is a description of significant related party transactions for the fiscal years ended October 31, 2001 and 2000:

                                                           YEAR ENDED
                                                           OCTOBER 31,
                                                         2001       2000
                                                       --------  ---------
                                                          (in thousands)
     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       50% share in revenue from gathering systems
       operated by pipeline company owned by
       John R. Parten                                  $    632  $     595

       50% share of operating expenses of gathering
       systems operated by pipeline company owned by
       John R. Parten                                  $    531  $     541

       Net oil and gas royalties from companies
       owned by a current stockholder and
       by a company owned by John R. Parten            $    308  $     335

       Ranch lease rentals received from the J.R.
       Parten Ranch Trust created under the will
       of J.R. Parten                                  $    100  $     100




       Farm produce sales received from the J.R.
       Parten Ranch Trust                              $     83  $       -

       Allocated salaries, payroll taxes, and other
       expenses of two part-time employees by a
       company owned by John R. Parten                 $      -  $       8

       Allocated salaries, payroll taxes,
       office rent, and other operating expenses by
       the J.R. Parten Ranch Trust                     $     36  $      60

       Rental income received from:
         Pipeline company owned by John R. Parten      $      8  $       2
         Company owned by John R. Parten               $     37  $      13
         Other related parties                         $     10  $       2
         Trinity Valley Pecan Co.                      $     18  $       -

       Capital expenditures - equipment and labor
         charges for construction of irrigation
         system and central compression and
         dehydration facility purchases from
         pipeline company owned by John R. Parten      $      -  $      16


NOTE 11 - FEDERAL INCOME TAXES

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     The provision for income taxes consisted of:

                                                         YEAR ENDED
                                                         OCTOBER 31,
                                                      2001       2000
                                                    --------   --------
                                                       in thousands)
     Current tax expense:
       U. S. federal                                 $     -   $      2
       U. S. state and other                               6          -
                                                    --------   --------
          Total current expense                            6          2

     Deferred tax expense:
       U. S. federal                                      11         13
                                                    --------   --------
          Net deferred tax expense                        11         13
                                                    --------   --------
      Total expense                                 $     17   $     15
                                                    ========   ========

     The significant items giving rise to the deferred tax assets and (liabilities) are as follows:

                                                         OCTOBER 31,
                                                       2001       2000
                                                     --------   --------
                                                        (in thousands)
     Deferred tax assets:
        Use of cash basis accounting by
         parent company                              $     16   $     13
        Percentage depletion carryover                      1         18
        Guarantee of 50% affiliate's debt                  48         48
                                                     --------   --------
                                                           65         79

     Valuation allowance                                  (15)       (15)

     Deferred tax liabilities:
       Property and equipment                            (107)      (110)
                                                     --------   --------

     Net deferred tax liabilities                    $    (57)  $    (46)
                                                     ========   ========

     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 2001 and 2000 is as follows:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2001       2000
                                                          --------   --------
                                                              (in thousands)
   Computed federal income tax at statutory rate of 34%   $      1    $   (11)
     Tax benefit of graduated Federal income tax rate            -         (3)
     Percentage depletion attributable to oil and gas
      royalties                                                (21)       (17)
     State income taxes                                          6          -
     Equity in loss of 50% owned affiliate                      15          -
     Use of cash basis by parent company                        18         31
     Change in valuation allowance                               -         15
     Income tax credits                                         (2)         -
                                                          --------   --------
     Provision for income taxes                           $     17   $     15
                                                          ========   ========


     The Company has a percentage depletion carryover of $5,000 available to use in future years until utilized.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 14 - SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES ("Statement 69").

PROVED OIL AND GAS RESERVES QUANTITIES

     The Company has only royalty interests in oil and condensate and natural gas reserves at October 31, 2001 and 2000. All of the Company's reserves are located within the United States. Proved reserves quantities and the standardized measure of discounted future net cash flows relating to proved oil and condensate and natural gas reserve quantities are not disclosed because that information is not available to the Company as a royalty owner for this period. The Company's share of oil and condensate and natural gas produced for its royalty interests for fiscal years ended October 31, 2001 and 2000, are as follows:

                                                   Oil and     Natural
                                                  Condensate     Gas
                                                    (Bbls)      (Mcf)
                                                  ----------   -------
     Production (fiscal year 2001)                   9,834      15,120

     Production (fiscal year 2000)                   9,884      16,461


NOTE 14 - SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED (Continued)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

                                                        YEAR ENDED
                                                        OCTOBER 31,
                                                      2001       2000
                                                    --------   --------
                                                       (in thousands)
     Sales revenues                                 $    308   $    335
     Production costs                                      -          -
     Exploration expenses                                  -          -
     Depreciation, depletion, and amortization,
      and valuation provisions                             -          -
                                                    --------   --------
                                                         308        335
     Income tax expense                                  (34)       (35)
                                                    --------   --------
     Results of operations from producing
      activities (excluding corporate overhead
      and interest costs)                           $    274   $    300
                                                    ========   ========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

     THE COMPANY HAS FAILED TO ELECTRONICALLY FILE ITS ANNUAL MEETING INFORMATION STATEMENT (SCHEDULE 14C) MATERIALS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") SINCE 1996. THE COMPANY INCORRECTLY BELIEVED THAT IT COULD CONTINUE TO FILE PAPER COPIES OF THE SCHEDULE 14C MATERIALS AND DID NOT REALIZE IT WAS SUBJECT TO ELECTRONIC FILING REQUIREMENTS. THE COMPANY DID MAIL ITS
SCHEDULE 14C MATERIALS TO EACH OF THE SHAREHOLDERS IN CONJUNCTION WITH ITS ANNUAL REPORT. THE COMPANY HAS NOT SOLICITED ANY PROXIES SINCE 1996, BUT HAS HELD SHAREHOLDER MEETING WITHOUT FILING ITS MATERIALS WITH THE SEC. UPON REQUEST TO THE COMPANY'S OFFICES AT 16945 NORTHCHASE DRIVE, SUITE 1800, HOUSTON, TEXAS 77060, PHONE 281-874-2101, THE COMPANY WILL PROVIDE TO ANY SHAREHOLDER OF THE COMPANY, WITHOUT CHARGE, A COPY OF ANY AND ALL SCHEDULE 14C DOCUMENTS.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                              Position with the Company;                                            First
                                              Principal Occupation for the past                                    Became
     Name                              Age    Five years (1); Directorships                                       Director
     ----                              ---    ---------------------------------                                   --------

John R. Parten                          53    Director, President and Chairman of the Company (1992-Present);        1973
                                              President and Director, Parten Operating, Inc. (an operator of
                                              96 oil and gas wells in Houston County, Texas and surrounding counties) (1); Director, Madison Pipe Line Co. (a wholly-owned subsidiary of the Company engaged in natural gas gathering and compression); Director, Trinity Valley Pecan Company (A 50%
                                              subsidiary of the Company engaged in pecan processing and
                                              seasonal gift pack sales); Director, Farmers Oil Company (An oil and gas exploration company focused in the East Texas area,
                                              John R. Parten is the majority shareholder); Director, Rainbow
                                              Pipe Line Company (a natural gas gathering and compression company wholly-owned by John R. Parten); Director, The Parten
                                              Foundation (a charitable foundation). Approximately 10% of
                                              Mr. Parten's time is spent on the operations of Seven J Stock
                                              Farm, Inc.

R. F. Pratka                            79    Director, Vice President and Treasurer of the Company                  1964
                                              (1964-Present) (1); Director, Madison Pipe Line Co.; Director,
                                              Trinity Valley Pecan Company; Director, Farmers Oil Company;
                                              Director, The Parten Foundation.

William C. Bennett                      57    Director of the Company; Banker, President and Director,               1998
                                              Madisonville State Bank (A State chartered bank in
                                              Madisonville, Texas) (1993-Present) (1); Director and
                                              Chairman, Madison St. Joseph Health Center (A local hospital in Madisonville, Texas); Director, Brazos Valley Affordable
                                              Housing Corp. (A local low income housing authority); Director and President, Madison County Economic Development Corporation
                                              (A local economic development agency).

Patrick J. Moran*                       52    President, Moran Resources Company (An oil & gas exploration           1997
                                              company with Pat Moran as major shareholder) (1990-Present) (1);
                                              Director, Texas Gas Company (An oil & gas exploration company with Pat Moran as major shareholder); Director, Moran Minerals
                                              Company (An oil & gas exploration company with Pat Moran as major shareholder); Director, Central Coal & Coke Company (An oil & gas exploration company with Pat Moran as major
                                              shareholder); Director, Moran Gas Systems, Inc. (An oil &
                                              gas exploration company with Pat Moran as major
                                              shareholder).

----------------------------
(1)   Indicates principal occupation unless otherwise noted.
*Patrick J. Moran resigned as a Director of the Company April 30, 2002.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and beneficial owners of more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely upon a review of such forms furnished to the Company during or with respect to its fiscal year ended October 31, 2002 by the persons and entities filing same, the Company believes that during its fiscal year ended October 31, 2001, all beneficial ownership reports required to be filed pursuant to Section 16(a) by directors and officers of the Company and by beneficial owners of more than 10% of the Company's outstanding common stock have been filed on a timely basis.

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



     On November 18, 1992, John R. Parten was elected President of the Company. He served the Company as Vice-President from 1987 to November 18, 1992.

     R. F. Pratka has served the Company as Vice-President and Treasurer since 1970.

     Virginia O. Cortinas was elected Secretary on March 20, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

      Set forth below is information regarding compensation arrangements and benefits paid or made available to the Company's President (who also serves as the Company's chief executive officer) and the Vice President and Treasurer for the past three years ended October 31, 2001. No other reportable compensation was paid to the Company's executive officers. The Company has no other executive officers except as listed below.


                                            Annual Compensation
   Name and Principal                  ------------------------------
   Position                 Year       Salary   Bonus       Other
   ------------------       ----       ------   ------   ------------
   John R. Parten           2001         $-0-     $-0-    $12,000 (1)
     President (Chief       2000          -0-      -0-    $24,000 (2)
     Executive Officer)     1999          -0-      -0-    $24,000 (2)

   R. F. Pratka             2001         $-0-     $-0-    $ 1,200 (3)
     Vice President and     2000          -0-      -0-    $ 1,200 (3)
     Treasurer              1999          -0-      -0-    $ 1,200 (3)


   (1) Consists of a monthly fee of $1,000 paid to Mr. Parten for services provided to the Company.
   (2) Consists of a monthly fee of $2,000 paid to Mr. Parten for services provided to the Company.
   (3) Represents an annual fee paid to Mr. Pratka for treasurer services provided to the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table contains information concerning the persons known by the Company to be the beneficial owners of more than five percent of Common Stock of the Company at the close of business on January 31, 2002:

                                            Amount and
                   Name and Address of       Nature of
     Title of           Beneficial           Beneficial      Percent of
      Class               Owner            Ownership (1)    Common Stock
     --------      -------------------     -------------    ------------

Common Stock       John R. Parten
Par value $1       16945 Northchase Drive     1,077,425         74.25%
                   Suite 1800
                   Houston, TX  77060-2151

Common Stock       Patrick J. Moran
Par value $1       2803 Sackett                  73,017(2)       5.03%
                   Houston, TX  77098-1125


-----------------------------------------
(1) Based on information furnished by the respective stockholders. Shares are held individually, unless otherwise noted. (2) Included are 14,800 shares of Common Stock of the Company held by The Moran Employees Trust. Patrick J. Moran is a Co-Trustee of such Trust and has shared power to vote the shares held by the Trust. However, he disclaims any beneficial interest in such shares.

      The following table contains information as to the Common Stock of the Company beneficially owned as of January 31, 2002, by all directors, nominees and executive officers as a group:

                                         Amount and Nature
                      Title of        Of Beneficial Ownership      Percent of
    Name                Class        as of January 31, 2002 (1)   Common Stock
    ----              --------       --------------------------   ------------

John R. Parten       Common Stock                 1,077,425           74.25%
Chairman, President  Par Value $1
and Director

R. F. Pratka         Common Stock                       131              --
Vice President,      Par Value $1
Treasurer and
Director

William C. Bennett   Common Stock                       142              --
Director             Par Value $1

Patrick J. Moran     Common Stock                    73,017 (2)        5.03%
Director             Par Value $1

All Directors,       Common Stock                 1,151,865           79.38%
Nominees and         Par Value $1
Executive Officers
as a Group
(four in number)


-------------------------------------
(1) Based on information furnished by the respective directors and officers. Shares are held individually, unless otherwise noted.
(2) Included are 14,800 shares of Common Stock of the Company held by The Moran Employees Trust. Patrick J. Moran is a Co-Trustee of such Trust and has shared power to vote the shares held by the Trust. However, he disclaims any beneficial interest in such shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         As described in detail in "Description of Business," above, the Company is involved in certain transactions with related parties.

      1. The Company has a Ranch Lease with the J.R. Parten Ranch Trust. See
      Item 1 - "Description of Business --Introduction, and --Ranch Land Leases." The Company believes that the rental rate is on terms at least as favorable as it would receive from an unrelated third party. The Ranch Trust is also a 50% owner or venturer in Trinity Valley Pecan Company and HAYCO. The Ranch Trust has purchased farm produce (hay from HAYCO) from the Company's joint venture. The Ranch Trust also leases space from the Company. In 2001, the Ranch Trust also operated on a short term basis a Ranch Lease on lands returned to the Company, while the Company searched for a new tenant.

      2. The Company participates on an equal basis in the HAYCO joint venture with the J.R. Parten Ranch Trust. Revenues and expenses of the operation are split equally, although most of the property on which hay is grown is owned or controlled by the Ranch Trust, and the Company makes no payment for the use of the land. The hay sold by the joint venture is sold at prevailing market rates to the Ranch Trust and to unrelated third parties.

      3. The Company is a 50% owner of Trinity Valley Pecan Company. The other 50% owner is the J.R. Parten Ranch Trust. The Company has guaranteed all of the debt of Trinity Valley Pecan Company and the Ranch Trust and John R. Parten have also guaranteed the debt of Trinity Valley Pecan Company.

      4. As described above, the Company's wholly owned subsidiary, Madison Pipe Line Co., is involved with Rainbow Pipe Line Company in a joint venture pertaining to the compression, dehydration and transportation of gas through their pipe lines. Fees charged for transportation and compression are set by negotiations with the independent third party purchasers and the fees are split equally. The costs of the joint venture are allocated equally between the joint venturers.

      5. All royalty income received by the Company is distributed by an affiliate of John R. Parten, and John R. Parten and certain affiliates own part of the working interests, but the sales proceeds from which the royalty income is derived is from sales of oil and gas to unrelated third parties. No operating costs for royalties are paid by or allocated to the royalty income of the Company.

      6. The Company has arrangements to allocate land use, office salaries, payroll taxes, office rent, and other office expenses agreements with various related entities as described above in "Description of Business -Office Space." It leases space at Sand Ridge, Texas to affiliates, and leases space from an affiliate in the Houston office. Allocations of expenses have been made according to actual usage of the footage under lease. As a result, The Company both pays related parties for rent and overhead expenses and receives income from related parties for rent of facilities.

      7. John R. Parten, President of the Company, has a ground lease from the Company for 50 years for a home site of six acres at a rental of $200 per year.

      8. John R. Parten has personally guaranteed approximately $630,000 in debt made to Trinity Valley Pecan Company.

      The Company believes that the terms and conditions of the above listed transactions are on terms at least as favorable as those that could be obtained from unrelated third parties.


                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K





                                  EXHIBIT INDEX



NO.       DESCRIPTION
---       -----------
(2)       Articles of Incorporation and Bylaws (1)

(10.1)    Material Contract - Ranch Lease - J. R. Parten
          Ranch Trust dated March 4, 1993 (2)

(10.2)    Ranch Lease with J.R. Parten Ranch Trust dated November 1999.



(10.3)    Ranch Lease with Risinger Ranches Corporation dated June 1998.

(10.4)    Ground Lease with John R. & Nancy K. Parten dated December 15, 1997.

(10.5)    Agricultural Lease with Roy Dyches dated 1999.

(10.6)    Agricultural Lease with Wayne Dyches dated 1999.

(10.7)    Oil, Gas and Mineral Lease with Woodley Petroleum Company dated
          November 30, 1949.

(10.8)    Lease with Trinity Valley Pecan Company dated July 7, 1998.

(10.9)    Ft. Trinidad Pipeline Joint Operating Agreement between Rainbow Pipe
          Line Company and Madison Pipe Line Co. dated December 1996.

(10.10)   Memorandum concerning HAYCO between the Company and J.R. Parten Ranch
          Trust dated June 1, 2001.

(10.11)   Memorandum concerning office rent to Company affiliates dated October
          23, 2000.

(22)      Subsidiary of the Registrant

(99.1) Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------

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



ITEM 14.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of the Company, including the chief executive officer and chief financial officer, the Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the chief executive officer and chief financial officer within the last 90 days. Based on such evaluations, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the chief executive officer and chief financial officer.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEVEN J STOCK FARM, INC.



January 27, 2003                          By:  /s/ R. F. Pratka
                                              ----------------------------------
                                              R. F. Pratka, Vice-President and
                                               Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



January 27, 2003                          /s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)


January 27, 2003                          /s/ Robert F. Pratka
                                          ------------------------------------
                                          Robert F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)


January 27, 2003                          /s/ William C. Bennett
                                          ------------------------------------
                                          William C. Bennett
                                           Director





I, John R. Parten, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Seven J Stock Farm, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

                              /s/ John R. Parten
                              ------------------
                              John R. Parten,
                              Chief Executive Officer and President





I, Robert F. Pratka, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Seven J Stock Farm, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

                              /s/ Robert F. Pratka
                              --------------------
                              Robert F. Pratka,
                              Vice President and Treasurer