Form 10KSB
period 2002-10-31
SEVEN J STOCK FARM INC
filed 2003-01-29
CIK 89177

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 (NO FEE REQUIRED)
   For the fiscal year ended October 31, 2002
/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (NO FEE REQUIRED)
   For the transition period from        to
   Commission file number 0-1394

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

                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for the fiscal year ended October 31, 2002 were $1,374,000.

The aggregate market value of common stock held by non-affiliates on December 15, 2002 was $1,309,618.45.

As of December 20, 2002 there were outstanding 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     THE COMPANY HAS FAILED TO ELECTRONICALLY FILE ITS ANNUAL MEETING INFORMATION STATEMENT (SCHEDULE 14C) MATERIALS WITH THE SECURITIES AND EXCHANGE COMMISSION BETWEEN 1996 AND 2001. THE COMPANY INCORRECTLY BELIEVED THAT IT COULD CONTINUE TO FILE PAPER COPIES OF THE SCHEDULE 14C MATERIALS AND DID NOT REALIZE IT WAS SUBJECT TO ELECTRONIC FILING REQUIREMENTS. THE COMPANY DID MAIL ITS
SCHEDULE 14C MATERIALS TO EACH OF THE SHAREHOLDERS IN CONJUNCTION WITH ITS ANNUAL REPORT. THE COMPANY HAS NOT SOLICITED ANY PROXIES SINCE 1996, BUT HAS HELD SHAREHOLDER MEETINGS WITHOUT FILING ITS MATERIALS PROPERLY WITH THE SECURITIES AND EXCHANGE COMMISSION. UPON REQUEST TO THE COMPANY'S OFFICES AT 16945 NORTHCHASE DRIVE, SUITE 1800, HOUSTON, TEXAS 77060, PHONE 281-874-2101, THE COMPANY WILL PROVIDE TO ANY SHAREHOLDER OF THE COMPANY, WITHOUT CHARGE, A COPY OF ANY AND ALL SCHEDULE 14C DOCUMENTS.

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

     The 2002 Farm Bill makes the Company ineligible for federally subsided insurance, disaster, and price support payments. Therefore, in 2003 the Company has leased its farmland to two unrelated farmers on a cash basis instead of a share crop basis. The Company has also received notice that the J.R. Parten Ranch Trust will probably cease ranch operations in early 2003. The Company has entered negotiations with an unrelated party to lease the ranchland formerly leased to the J.R. Parten Ranch Trust. It appears that this lease will be at a lower lease rate than that with the J.R. Parten Ranch Trust. The J.R. Parten Ranch Trust will continue to be responsible for the lease payments until the end of the lease term in October 2004 or, if a new lease is made at a lesser rate, for the difference between the new rate and the higher rate in their lease for that period. If the Ranch Trust ceases operations, it is probable that HAYCO will also cease operations.

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

     Other than compliance with reporting requirements as a public company, the Company does not believe that governmental regulations have a material impact on operations. The 2002 Farm Bill will make the Company ineligible for generally subsidized insurance, disaster, and price support payments effectively precluding the Company from farming directly in any manner.

     As disclosed below, the Company receives some of its revenues from transactions with related parties. The related parties directly transacting business with the Company are described as follows:

- The J. R. Parten Ranch Trust (the "Ranch Trust") is a testamentary trust established under the will of Jubal R. Parten, founder of the Company and is administered by John R. Parten and Robert F. Pratka. The J. R. Parten Ranch Trust owns or operates separate farm and ranch lands of about 11,000 acres, 3,000 acres of which is not adjacent to the property of the Company. The Company derives revenue from a ranch lease to the Ranch Trust for approximately 6,258 acres of the Company's ranch land. The Ranch Trust also rents two employee housing units and office space at the Company's ranch headquarters in Sand Ridge, Texas. The Ranch Trust owns 50% of the stock of Trinity Valley Pecan Company and owns 50% of HAYCO, as well as purchasing hay from HAYCO. The Ranch Trust is a royalty owner in some of the gas that is transported and compressed by Madison Pipe Line Co. Madison Pipe Line Co. owns its pipeline system and holds several pipeline rights-of-way on land owned by the Ranch Trust. The Company believes that the rental rates paid by the Ranch Trust are on terms that are at least as favorable as it could have negotiated with a third party. As stated above, the Ranch Trust plans to cease ranching operations in 2003. While they will continue to be responsible for insuring that the Company gets its full share of lease payments until the end of the term of the lease in October 2004, the Company will have no lease payment from the Ranch Trust after that date. The Ranch Trust also intends to cease its leases of employee housing units and office space at Sand Ridge, Texas. We anticipate that HAYCO will not operate in 2003 growing season.
- Fort Trinidad Pipeline. Madison Pipe Line Co. ("Madison") is a wholly owned subsidiary of the Company engaged in gathering natural gas from wells on and off the Company's land in the West Fort Trinidad area. Its assets consist of approximately five miles of pipe lines and the related rights of way for its pipe lines. Madison operates through a joint venture called Fort Trinidad Pipeline, which is 50% owned by Madison and 50% owned by Rainbow Pipe Line

   Company. Rainbow Pipe Line Company is owned by John R. Parten, and owns a pipe line system with approximately 12 miles of pipe line adjacent to the Company's land. Madison contributes the use of its pipelines and 50% of the costs of operation of the system. Rainbow Pipe Line Company contributes the use of a connecting set of pipelines and pays its 50% of the operating costs of the system. Madison pays Rainbow Pipe Line Company $1,000 per month to provide all of the office space, administration and overhead required to operate Fort Trinidad Pipeline. The Company determined that $2,000 was the approximate cost of providing these services to Fort Trinidad Pipeline on a monthly basis and pays its allocated 50% ($1,000). Rates for gathering and transporting gas are set in negotiations with independent third party purchasers of the gas transported.
- Trinity Valley Pecan Company is a 50% owned subsidiary of the Company engaged in pecan processing and seasonal gift-pack sales. The other 50% owner is the Ranch Trust (see description above). Trinity Valley was formed in 1997. The Company leases to Trinity Valley a plant site (including the land, slab, scale and utilities), pecan store and one employee housing unit at Sand Ridge, Texas.
- Saturn Gas Systems, Inc. is owned over 90% by John R. Parten and is a vehicle lessor and fueling station operator at Sand Ridge, Texas. Saturn has a ground lease from the Company for its fueling station at Sand Ridge, Texas at $100 per year. Saturn Gas Systems, Inc. provides fuel (road gasoline and diesel) to the Company and other adjacent agricultural users on a card-key system. Saturn Gas Systems also sells off-road diesel to the Company for use in its agricultural operations. Because the off-road diesel is sold for agricultural purposes, as required by Texas law, the prices of this fuel are equal to Saturn's cost of the fuel with no mark up.

In addition to these major transactions, the Company shares office space and employees with entities controlled by John R. Parten, as described below in "--Office Space" and "--Employees." John R. Parten personally leases six acres of land from the Company for a residence at Sand Ridge, as described below in "--Other Leases and Miscellaneous Activities."

RANCH LAND LEASES

     The Company's ranch land is leased as follows:

                                                                   PERCENT OF
                                                                   TOTAL COMPANY
LAND LEASED TO                          AREA LEASED                LAND
-----------------------                 -----------                ------------
Unrelated parties:

    Ranch land lease                    1183.72 acres              10.6

Related parties:
    Ranch Trust                         6257.96 acres              56.2%

    Land Lease
        John R. Parten,                 6 acres                     0.1%
        Trinity Valley
         Pecan Company                  2 acres                      --%

     In accordance with the ranch land leases encompassing 7,442 acres or 66.8% of Company land, the annual rent, payable monthly, is $16 per net acre, and the unrelated parties pay the same rental amount as the Ranch Trust. The Company is liable for payment of property taxes, repairs to water wells, and a portion of maintenance expense of the levee system. The ranch lease with the unrelated party was renewed on June 23, 1998 for a term of five years ending July 31, 2003. The ranch lease was originally signed with Jubal R. Parten in November 1990 and was later renewed by the J.R. Parten Ranch Trust in November 1994 and November 1999 for an additional five years, terminating October 31, 2004. The Company does not expect the lease to be renewed. HAYCO uses land leased to the Ranch Trust set forth above and uses land owned by the Ranch Trust. The Company does not pay any additional consideration for the cost of the land used by HAYCO.

FARM LAND SHARE CROP LEASES

     The Company's farm land is leased as follows:

                                                               PERCENT OF
                                                               TOTAL COMPANY
LAND LEASED TO                          AREA LEASED            Percent
-----------------------                 -----------            -------------
Unrelated parties:
Farm Land Share Crop Leases             2,612 acres            21.6%

In December 2002, the leases with two unrelated farmers were renewed for a term of five years. The consideration in the leases will be $35 per acre for dry land and $60 per acre for irrigated land. This method replaces the share crop leases used in prior years. This will provide to the Company a more stable cash flow from leasing. The Company will cease independent irrigation services (the tenant pays for irrigation through the higher price per acre). The Company will continue to provide contract mowing to its tenants and unrelated third parties.

OIL AND GAS ROYALTIES

     The Company receives oil and gas royalties attributable to thirty-three producing oil and gas wells on Company land or on units including Company land. The royalties were primarily created by a lease for 10,463.54 acres executed in 1949. They are received from sales of oil and gas to independent third parties at prevailing market rates. Distributions of the royalties are made, at the expense of the working interest owners, by the operators under the lease, which are various oil and gas companies that have succeeded the original lessee, including related parties. Of the wells for which the Company receives royalties, all but two are operated by Parten Operating, Inc., (owned by John R. Parten) which does not allocate or charge any costs of operation to the Company. Parten Operating, Inc. does not own any working interests, but John R. Parten, his family and related entities own approximately 40% of the working interests outside the designated Units, and approximately 20% of the working interests inside the Units. The other two wells are operated by Texas Moran Exploration Company, which is owned by a significant shareholder of the Company. Royalties are paid before any operating expenses are paid, so the Company does not pay any revenues to the operators for operations. The royalty income is of a passive nature as the Company does not explore for oil and gas and does not participate in the drilling of oil and gas wells. For the fiscal years ended October 31, 2002 and 2001, net royalty income represented 17% and 21%, respectively, of the Company's total revenue. Substantially all Company property is leased for oil and gas exploration. Substantially all of the lessees have always been related parties, but sales of oil and gas from which the royalties are derived have been made to unrelated third parties at prevailing market rates.

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

Category                             Total       Producing         Shut-In          Royalty Calculation
                                     Wells       Wells             Wells
------------------------------------------------------------------------------------------------------------------
Lease Wells on Seven J land          15          8                 7                .084146 of production
------------------------------------------------------------------------------------------------------------------
Wells on Ft. Trinidad Dexter Unit +  13          11                2                .084146 of all production
                                                                                    allocated to Tract 2 of the
                                                                                    Unit*
------------------------------------------------------------------------------------------------------------------
Wells on Ft. Trinidad Upper Glen     27          14                13               .084146 of all production
Rose Unit +                                                                         allocated to Tract 51 of the
                                                                                    Upper Glen Rose Unit**
------------------------------------------------------------------------------------------------------------------

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

MADISON PIPE LINE CO. OPERATIONS

     In 1977, Madison Pipe Line Co., a wholly-owned subsidiary of the Company, which owns a gas gathering system, commenced operation of its natural gas pipelines. For fiscal years ended October 31, 2002 and 2001, pipeline income represented 38% and 44%, respectively, of the Company's total revenue. The principal service rendered by Madison Pipe Line Co. is to maintain and operate gas gathering pipeline systems that deliver natural gas to various third party pipelines for sale to the public, including gas from royalty interests owned by the Company.

     Effective December 1, 1996, Madison Pipe Line Co. entered into Fort Trinidad Pipeline, a joint operating agreement with another pipeline company, Rainbow Pipe Line Company, wholly owned by John R. Parten. Under the agreements for Fort Trinidad Pipeline, Madison Pipe Line Co. and Rainbow Pipe Line Company shared the cost of constructing a central compression and dehydration facility on an equal basis, and then modified their systems to reduce the required amount of pipeline used and required metering systems, thus reducing overall operating and compression costs. The two participants have shared on an equal basis the revenues, costs and expenses of operating the combined gathering system pipelines and central compression and dehydration facilities. The term of the agreement is for one year and for month-to-month thereafter until cancelled. The combined gathering systems and pipelines are currently servicing twenty producing wells, of which eight are on lands in which the Company owns mineral rights.
Eighteen wells are operated by Parten Operating, Inc., which is owned by John
R. Parten. The Fort Trinidad Pipeline does not pay any fees or overhead expenses to Parten operating for operating the wells for which Fort Trinidad Pipeline transports gas. In the year 2002, approximately 14.7% of the gas flowing through the jointly operated system was produced from wells located on the Company's land. Fort Trinidad Pipeline set the rates its charges for gathering and compression by negotiation with independent third party purchasers of the gas.

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

     Under memorandum of agreement dated June 1, 2001, the Company participates in a joint venture, named "HAYCO", with the Ranch Trust on an equal basis. The Ranch Trust provides the hay fields (including lands leased from the Company) to HAYCO for no consideration. HAYCO pays the costs for fertilization, irrigation, cutting, raking, baling, and if not sold in the field, hauling the hay. It sells hay to the Ranch Trust and other unrelated parties at local market rates, so that the Ranch Trust pays the same price as the unrelated parties. All sales and expenses are shared 50/50 between the two participants. The Company believes that HAYCO will not operate in 2003 and future years.

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

     For the two fiscal years ended October 31, 2002 and 2001, revenue generated from the leasing activities, including share of crops, represented 15% and 14%, respectively, of the Company's total revenue.

     In addition to leasing, the Company has generated revenues from providing irrigation services and mowing services to the tenant farmers of the Company. Because of the new lease arrangements, revenues from irrigation will cease and be included in the higher price for rental. The Company anticipates it will continue mowing operations.

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

MAJOR CUSTOMERS

     Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 2002 and 2001 are summarized as follows:

PIPELINE OPERATIONS - Gathering, transportation and compression income is attributable to gas wells partially owned by related parties. All revenues of Madison Pipe Line Co. come from one purchaser who is an independent third party. The rates paid for gathering, transportation and compression, however, are negotiated with and paid by the independent third party who purchases the gas on the open market.

YEAR ENDED
OCTOBER 31,
----------------------
  2002         2001
---------    ---------
(in thousands)
$     515    $     632
=========    =========

Percentage to total revenues

37%          43.7%
=========    =========


EMPLOYEES

     The Company presently employs two full-time ranch employees and four part-time individuals through a labor sharing arrangement with related parties, including the J.R. Parten Ranch Trust, Trinity Valley Pecan Company and HAYCO. If J.R. Parten Ranch Trust and HAYCO cease operations in 2003, the Company will add one additional full time employee to replace shared employees. None of these individuals are represented by a union, and management considers its relations with the individuals to be satisfactory. The Company has not experienced serious difficulty in hiring qualified employees.

OFFICE SPACE

     The Company shares office space with all other entities owned by John R. Parten in two locations: Sand Ridge, Texas, the site of the ranch, and 16945 Northchase Drive, Suite 1800, Houston, Texas. Approximately nine entities share office space in Houston and approximately four entities share office space in Sand Ridge, including the related parties described above. Office space and related overhead expenditures have been allocated among the entities according to the number of personnel required and related space needs. Under these arrangements, at Sand Ridge, Texas, the J.R. Parten Ranch Trust, Parten Operating, Inc. and Rainbow Pipe Line Company all pay $650, $3050 and $650, respectively in monthly office rent to the Company. The Company pays $2,000 a month to Parten Operating, Inc. for its share of office space and overhead in the Houston office. In 2003, the J.R. Parten Ranch Trust will vacate its office and employees at Sand Ridge, and cease paying rent.

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

     The Company leases office space, pipe yards and employee housing to its affiliates at its facilities at Sand Ridge, Texas and leases office space from an affiliate for its Houston office, as described above in "Description of Business - Office Space." The Company anticipates that leases from the Ranch Trust for office space and employee housing may terminate if the Company is able to find a third party tenant for its ranch lease lands and the Ranch Trust ceases to be the lessee of the Ranch Lease.

ITEM 3.  LEGAL PROCEEDINGS

     Trinity Valley Pecan Company has been sued in the District Court of the 3d Judicial District of Houston County, Texas (Case No. 00-0199) by Marion W. Lucky d/b/a BL Pecans in conjunction with a contractual dispute concerning three loads of pecans valued at approximately $81,000. The Company believes that the pecans, when delivered, were infested with worms, and the pecan owner is suing for full payment for the delivery. This suit was filed in September 2000 and is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, not listed in any established public trading market, is traded over-the-counter under the symbol SEVJ. The quoted average prices of the common shares for the fiscal years ended October 31, 2002 and 2001 are as follows:

                                               QUOTED AVERAGE
                                                   PRICE
                                          -------------------------
     QUARTER                                2002             2001
     -------                              --------         --------
     First                                $ 2.509          $   2.00
     Second                                 3.500              2.20
     Third                                  3.509              3.25
     Fourth                                 3.509              3.25

     The above quoted average prices were compiled from sporadic market quotations which may not necessarily represent actual transactions.

     As of November 7, 2002, the Company had approximately 730 shareholders.

     No dividends were paid to shareholders during the fiscal years ended October 31, 2002 and 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

                                                 PERIOD-TO-PERIOD INCREASE
                                                (DECREASE) FOR FISCAL YEARS
                                                 --------------------------
                                                    2002                  2001
REVENUES:
   Pipeline operations                       $   515     (18.5)%    $   632     (6.2)%
   Net oil and gas royalties                 $   228       (26)%    $   308     (8.1)%
   Ranch lease rentals                       $   199        (3)%    $   205     28.9%
   Farm produce sales                        $   393        58%     $   248     39.3%
   Contract and irrigation services          $    39       (19)%    $    48    100.0%
   Other revenues                            $     -      (100)%    $     5     25.0%
   Total revenues                            $ 1,374        (5)%    $ 1,446     13.8%

COSTS AND EXPENSES:
   Operating expenses                        $   740       (14)%    $   860     16.2%
   General and administrative expenses       $   302        27%     $   237    (25.7)%
   Depreciation and amortization             $   170        (3)%    $   176     37.5%
   Equity in loss of 50% owned affiliate     $   469       388%     $    96   (100.0)%
   Interest expense                          $    14       (39)%    $    23     15.0%
   Taxes - other than income taxes           $    45       (12)%    $    51      6.3%
   Total costs and expenses                  $  1740        21%     $  1443     10.7%

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                 $  (366)  (12,300)%    $     3    109.4%

       Provision (benefit) for income taxes  $   (21)      224%     $    17     13.3%

     The following is a discussion of material changes in the results of operations of the Company.

COMPARISON OF FISCAL YEARS 2002 and 2001

REVENUES

PIPELINE OPERATIONS - The Company's subsidiary, Madison Pipeline Co. owns a 50% interest in a joint venture called Fort Trinidad Pipeline System. Pipeline gathering revenue for fiscal year 2001 increased 6% as compared to fiscal year 2000. Pipeline gathering revenue for fiscal year 2002 decreased 18.5% as compared to fiscal year 2001. The decrease in pipeline revenue in 2002 is attributable to an application of a fuel gas surcharge for compression. However, total sales volume in 2002 increased 3.84% from 2001 to 2002. The increase in pipeline revenue in 2001 is attributable to greater compression required by the wells serviced by the gathering system. In 2002, approximately 14.7% of Fort Trinidad Pipelines's throughput is attributable to wells on Company property. There has been no change in the number of wells connected to the gathering system.

     The Company entered into a joint operating agreement effective December 1, 1996 to jointly operate its gas gathering system with a gathering system owned by Rainbow Pipe Line Company, a company owned by John R. Parten. Under the terms of the joint operating agreement, the Company was charged for its 50% share of the cost of equipment and labor to construct, as part of the system, a central compression and dehydration facility required to compress and remove excess water content from the gas before delivery to a gas pipeline owned by an unrelated party. The Company and Rainbow Pipe Line Company share equally in the income, costs and expenses of operating the gathering system, including the compression and dehydration facility. Rainbow Pipe Line Company is designated operator of the joint venture. Fifty percent of the expenses from operating the joint venture, including the cost of labor, vehicles, tools and administrative expenses related to the Sand Ridge office are paid by Madison Pipe Line Co. to Rainbow Pipe Line Company. The expenses paid by Madison Pipe Line Co. are approximately 23% of Rainbow's total expenses, which roughly correlates to the percentage of throughput in the joint venture owned by Madison Pipe Line Co. as compared to Rainbow Pipe Line's total through-put. Additionally, Madison Pipe Line Co. pays 50% of the $2,000 per month administrative fee owed to Rainbow Pipe Line Company in conjunction with the use of office space and administrative and accounting services for Fort Trinidad Pipeline at the Houston office. Rates for transportation, gathering and compression are set by negotiation with the independent third party purchasers of the gas.

     The following chart describes the volume of gas transported by each well connected to the Fort Trinidad Pipeline system by the 8/8ths interest in each well. The number of wells serviced has not changed during the periods reported.

     Well Name           Seven J           1998             1999            2000           2001            2002
                        Interest         Gas Vol.         Gas Vol.        Gas Vol.       Gas Vol.        Gas Vol.
---------------------------------------------------------------------------------------------------------------------
Adams, Andrew        NO                             0                0           370          12,037          10,823
---------------------------------------------------------------------------------------------------------------------
Bayless, Roscoe      NO                       165,761          161,784       163,812         155,373         147,111
---------------------------------------------------------------------------------------------------------------------
Brown, H D           NO                        19,992           18,844        12,796           5,680           5,560
---------------------------------------------------------------------------------------------------------------------
Dorrell, Esther      NO                       254,253          243,635       190,081         138,616         165,337
---------------------------------------------------------------------------------------------------------------------
Farmers #2           NO                       154,106          150,834        96,799         103,588          99,244
---------------------------------------------------------------------------------------------------------------------
Farmers #3           NO                       260,974          225,058       197,309         142,121         143,944
---------------------------------------------------------------------------------------------------------------------
Gould, Myra          NO                       148,981          126,334        96,853          82,175          68,268
---------------------------------------------------------------------------------------------------------------------
Ivey, Will           NO                           447                0           571           1,310           1,441
---------------------------------------------------------------------------------------------------------------------
Ivey-Richardson      NO                        42,395           36,671        34,296          27,140          38,939
---------------------------------------------------------------------------------------------------------------------
Moody Cotton #5      NO                             0                0         6,079           5,187           4,277
---------------------------------------------------------------------------------------------------------------------
Richardson-Ivey      NO                         2,556            6,916         4,756           4,904           3,371
---------------------------------------------------------------------------------------------------------------------
Seven J #14          YES                        7,711            9,085        12,212           9,874           7,693
---------------------------------------------------------------------------------------------------------------------
Seven J #15          YES                        7,711           15,960        12,212          11,157           9,540
---------------------------------------------------------------------------------------------------------------------
Seven J #20          YES                       27,146           24,991        23,794          21,227          14,055
---------------------------------------------------------------------------------------------------------------------
Seven J #30          YES                       20,131           14,666        14,911          12,532           7,567
---------------------------------------------------------------------------------------------------------------------
Seven J #33          YES                            0            1,059        27,420          35,500          22,065
---------------------------------------------------------------------------------------------------------------------
Seven J #39          YES                       10,932           24,657        17,152          14,105          13,539
---------------------------------------------------------------------------------------------------------------------
Seven J #42 & 43     YES(2)                    93,173           53,655        21,047          43,846          50,858
---------------------------------------------------------------------------------------------------------------------
Wakefield #3         NO                        32,545           30,282        32,700          35,597          38,014
---------------------------------------------------------------------------------------------------------------------
TOTAL                8                      1,248,814        1,144,431       965,170         861,969         851,646
---------------------------------------------------------------------------------------------------------------------

     NET OIL AND GAS ROYALTIES - Net oil and gas royalties for fiscal year 2001 decreased 8% as compared to fiscal year 2000, and decreased 26% in fiscal year 2002 compared to fiscal year 2001. The decrease in 2001 is primarily due to the reduction in oil and gas production. Oil production decreased by 1% and gas production decreased by 8%. In September 2001, there was an increase in the oil field clean up fee from .0333% to .0667%. The decrease in 2002 is primarily due to the reduction in oil and gas production and price. In 2002, oil production decreased by 15% and gas production decreased by 7%. Average price per MCF for natural gas is $5.56 in fiscal 2001 and $3.29 in fiscal year 2002. Average price per barrel for oil and condensates is $22.76 in fiscal 2001 and $21.81 in 2002.

The table below summarizes the production trend for the Company's royalty interest in the 8 wells and 2 units in which Seven J has an interest:


                               1998 Prod.        1999 Prod.        2000 Prod.         2001 Prod.        2002 Prod.
-----------------------------------------------------------------------------------------------------------------------
                              Oil      Gas      Oil      Gas      Oil       Gas      Oil      Gas      Oil       Gas
Well                         (Bbl)    (Mcf)    (Bbl)    (Mcf)    (Bbl)     (Mcf)    (Bbl)    (Mcf)    (Bbl)     (Mcf)
-----------------------------------------------------------------------------------------------------------------------
Seven J #14, #15, #39         2,199    1,530    2,229    4,229     2,227    3,770    2,234    2,838     2,246    2,651
-----------------------------------------------------------------------------------------------------------------------
Seven J #20 & #30               659    4,094      541    3,376       523    3,269      490    2,949       408    2,000
-----------------------------------------------------------------------------------------------------------------------
Seven J #33                     236        0      216        0     2,510    2,159    3,049    2,800     2,031    1,983
-----------------------------------------------------------------------------------------------------------------------
Seven J #42 & 43              6,403    5,529    4,551    4,148     2,686    2,682    2,227    3,225     1,764    4,645
-----------------------------------------------------------------------------------------------------------------------
Dexter Unit                   1,476        0    2,400        0     1,726        0    1,638        0     1,740        0
-----------------------------------------------------------------------------------------------------------------------
Upper Glen Rose Unit            234    5,332      225    5,120       212    4,581      196    3,307       146    2,795
-----------------------------------------------------------------------------------------------------------------------

Production volumes typically trend down over time. Prices of oil and gas have been very volatile in the last 10 years. Oil and gas royalty fluctuations are based on both fluctuations in production (which generally trend downward) and commodity prices for oil and gas (which can trend any direction).

FARM PRODUCE SALES - Farm produce sales consists of the Company's share of cotton, corn, wheat and milo from farm land share crop leases, the Company's 50% share of hay sales by HAYCO and the Company's direct sales of its pecan crop. For the year 2002, of the $393,000 in revenues, $161,000 was derived from sale of hay through HAYCO and $91,000 of that was derived from sales of hay to the Ranch Trust. The remainder of the farm produce sales is attributable to sales from leased lands, with a neglible amount attributable to pecan sales. During the fiscal year ended 2002, 921 acres and 1691 acres were leased to two separate tenant farmers under agricultural leases. Farm produce sales for fiscal year 2001 increased 39% as compared to fiscal year 2000, and a 58% increase in fiscal year 2002 compared to fiscal year 2001. The increase in 2001 was the result of sales of hay by HAYCO, which began in June 2001. Farm produce sales for fiscal year 2002 increased due to cotton sales, hay sales and hay baling operations.

- The farmland share crop lease agreements that the Company has with two non-affiliated farmers require the Company to pay a share of the costs of the farming operation and share in that same percentage of the production from the farming operation. In the case of cotton, the Company's percentage is 25%, in the case of grain (corn or milo) the Company's percentage is 30%. The cost, which the Company is required to share, is the cost of fertilizer, insecticide, irrigation and transportation (to the gin or to market). While the Company has the right to take its share of production in kind, in fact the Company in most cases has opted to sell its produce along with the farmer, and receives the same price as the farmer. In addition, the Company receives its percentage of any insurance or crop subsidy payments that are provided by the US Department of Agriculture. Agricultural prices vary greatly from year to year. The table below summarizes the highs and lows for each crop over the preceding five-year period.

                                          Low                   Year         High                  Year
              ----------------------------------------------------------------------------------------------
              Cotton Price                .4159/lb.             2000         .5684/lb.             2001
              ----------------------------------------------------------------------------------------------
              Milo Price                  2.60/Bu.              1999         4.09/Bu.              2001
              ----------------------------------------------------------------------------------------------
              Corn Price                  1.70/Bu.              2000         2.89/Bu.              2002
              ----------------------------------------------------------------------------------------------
              Cotton Volume               0 per ac.             1998         875.72 lb/ac.         2002
              ----------------------------------------------------------------------------------------------
              Milo Volume                 0 per ac.             2001         85.7 Bu./ac.          1999
              ----------------------------------------------------------------------------------------------
              Corn Volume                 0 per ac.             1998         130 Bu/ac.            1999
              ----------------------------------------------------------------------------------------------
              Farmland Operating Income   $19,000               2001         $121,000              2002
              ----------------------------------------------------------------------------------------------

Agricultural prices are determined by International Commodity Markets wholly outside the control of the Company or the tenant farmer. Cotton is sold FOB the COOP Gin in Houston County, Texas, and grain is sold FOB Port of Houston and locally. In the past, price fluctuations did not have a material effect because if prices fell, the Company received its shares of the U.S. Department of Agriculture subsidy. These subsidies end this year. The new lease arrangements, however, are not based on sales proceeds of crops and are cash rentals owed to the Company based on acreage. Production volumes are determined in part by weather, which is outside of the control of the Company or tenant farmer, and partly by decisions made by the tenant farmer, such as what crops to plant and what methods to employ. Beginning in 2003, the agricultural leases call for a cash rental of $35 per acre for dry land and $60 per acre for irrigated land. The Company believes that the new arrangement will be a more stable income stream, and will provide the Company with revenue in excess of its lowest receipts, but not as great as its maximum year. The Company will also no longer have revenue directly from irrigation, but the revenue is built into the higher rate paid by the tenant for irrigated land. The Company will continue to provide contract mowing.

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

   The first year's hay operation has been marginally profitable. HAYCO gross sales in fiscal 2002 and 2001 were $161,000 and $106,000 respectively. HAYCO sells different sizes of hay bales including large bales (average price per bale of $30), small square bales (average price per bale of $3.50), and round bales (average price per bale of $29). The Company believes that HAYCO will cease operations in 2003. As a result, the Company will no longer have revenues or expenses from this operation.

-  Pecan Sales for fiscal 2002 were $1,381.00.

RANCH LEASE RENTALS - Ranch Lease rentals consists of rentals for 6257.96 acres of ranch land to a related party and 1183.72 acres of ranch land to an unrelated party at $16.00 per net acre per year, leases of plant site to Trinity Valley Pecan Company and leases of office space in the Sand Ridge, Texas office to related parties. Ranch Lease rentals increased from 2000 to 2001 29% partially due to a lease by affiliated companies for office space in the Sand Ridge, Texas office. Ranch Lease rentals had an insignificant change from fiscal 2001 to fiscal 2002. The Company believes that the lease of 6257.96 acres by the

Ranch Trust not be renewed. While the Company has not executed a new lease, it is negotiating with a new tenant at a rate of $12 per acre. If the Company succeeds in this negotiation, the Ranch Trust will pay the $4.00 difference through the term of its lease, so that during 2003, there will be no change in income. Thereafter, the Company's revenues will be reduced.

CONTRACT AND IRRIGATION SERVICES - Contract and irrigation services for fiscal year 2001 increased 100% as compared to fiscal year 2000, and a 19% decrease in fiscal year 2002 from 2001. This was the result of contract work performed during the years and the farm land share crop leases including the rental of the pivot system for irrigation of the land. The rental of the pivot irrigation system is an annual rental payment from each tenant that is due October each year. Irrigation revenue will be changed in 2003 so that there is not direct irrigation revenue, but there is a higher rental rate paid by the tenant for irrigated land. Contract mowing revenues are anticipated to continue.

COSTS AND EXPENSES

     OPERATING EXPENSES - Operating expenses for the twelve months ended October 31, 2001 increased $120,000 or 16% as compared to the twelve months ended October 31, 2000, and for the 12 months ended for 2002 decreased $120,000 or 14% as compared to fiscal year 2001. The increase for 2001 is attributable to an increase in the expenses for HAYCO including repair and maintenance of the pivot irrigation system, the annual cost of fertilizers, and the operation of the hay equipment. The decrease for 2002 is primarily due to a decrease in pipeline operating expenses.

     Pipeline operating expenses decreased 28% for fiscal year 2002 as compared to fiscal year 2001 as the result of a decrease in compressor fuel. Gas usage in fiscal 2001 69,345 mmbtu at avg. price of $4.40 compared to 74,850 mmbtu at an avg. price of $2.90 in 2002. Price is based on Houston Ship channel posted price that is stated in the contract with the independent third party purchaser.

     Ranch operating expenses decreased 31% for fiscal year 2001 as compared to fiscal year 2000 primarily as the result of an decrease in outside service costs and a reduction in the superintendent's salary. Ranch operating expenses decreased 17% for fiscal year 2002 as compared to fiscal year 2001 primarily as the result of an decrease in outside service costs and in repairs and maintenance on equipment.

     Farm operating expense increased 226% for fiscal year 2001 as compared to fiscal year 2000. The increase is due to additional repairs and maintenance of a tractor and the pivot irrigation system, fertilizer, and the cost of operating HAYCO. Farm operating expense increased 32% for fiscal year 2002 as compared to fiscal year 2001. The increase is due to an additional repairs and maintenance of the levee flood control gate, fertilizer and labor necessary for the HAYCO operation.

     General and Administrative Expenses decreased 26% for fiscal year 2001 as compared to fiscal year 2000. The decrease is primarily due to decreased allocated salaries, payroll taxes, office rent, consulting fees, and other expenses from related entities. General and administrative expenses increased 27% for fiscal year 2002 as compared to fiscal year 2001. The increase is primarily due to increased consulting and legal fees due to the costs of taking the Company private incurred during the fiscal year.

     DEPRECIATION, AMORTIZATION, AND IMPAIRMENT - Depreciation, amortization, and impairment for fiscal year 2001 increased 38% as compared to fiscal year 2000. The increase is attributable to additions of farm equipment, and the pecan orchard irrigation system. Additionally, the pine plantation planted in 1998 was deemed to be impaired (a total loss) due to severe drought conditions experienced during 1998 and 1999. All of the costs associated with the pine plantation totaling approximately $24,000, were written off to impairment. The changes in depreciation and amortization for fiscal year 2002 were insignificant.

     EQUITY IN LOSS OF 50% OWNED AFFILIATE - The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company for the fiscal year 2002 was $73,000 and in 2001 was $138,000. The Company's financial statements reflect a loss of $469,000 and $96,000 for 2002 and 2001, respectively to the extent of its investment, loan, advances, future commitment, and risk of loss in its 50% owned affiliate. The Company guarantees 50% of Trinity Valley Pecan Company's debt. The other 50% is guaranteed by the Ranch Trust (that has the financial ability to pay its share of Trinity Valley Pecan Company's losses). John R. Parten also personally guaranteed all of this debt. As of October 31, 2001, The Company provided for 50% of the current portion of Trinity's debt. As of October 31, 2002, the Company provided for 50% of Trinity Valley Pecan Company's debt guaranteed by the Company. No additional amount was recognized at this date, because Trinity Valley Pecan Company had recently changed its business strategy to continue only its shelling operations which management of the Company believed to be profitable and thus believed that Trinity Valley Pecan Company would generate enough cash flow in the future to service its own debt. Trinity Valley Pecan Company had a positive cash flow and income for November and December of 2001 following the change in strategy. For this reason, management believed at October 31, 2001 that recognizing 50% of the current portion of Trinity Valley Pecan Company's debt was a reasonable estimate of the Company's loss at that time. The Company's estimates of revenues at the end of 2001, however were not met by TVPC and the Company had determined to take a further loss of $469,000.

     INTEREST EXPENSE - Interest expense for fiscal year 2001 increased by 15% as compared to fiscal year 2000. The increase is attributable to an increase in average notes payable outstanding during the year. Interest expense for fiscal year 2002 decreased by 39% as compared to fiscal year 2001. The decrease is attributable to average notes payable outstanding during the year.

     Provision for Income Taxes - Provision for income taxes for fiscal year 2001 increased 13% as compared to fiscal year 2000. The increase is attributable to increased taxable income as well as an increase in deferred tax liabilities. The benefit for income taxes for fiscal year 2002 is primarily the result of a decrease in the current tax liability due to the current deductible depletion attributable to oil and gas royalties of approximately $28,000. The current deductible depletion is the result of the utilization of the available depletion calculated for income taxes based on the current year and past years income tax depletion calculations.

LIQUIDITY AND CAPITAL RESOURCES

     In the early 1990's, gas production began to drop in volume and pressure thereby greatly reducing the Company's profitability and further necessitating compression of the gas in the pipe lines. Royalty income is expected to continue to decline. As a result of the reduction in gas production revenue, management began to seek other opportunities to create profits for the Company and means of reducing operating expenses. After the end of fiscal 2002, however, an independent third party plans to commence drilling one well on Company property. The Company cannot predict whether the well will be successful, but if it is successful, it is possible that revenues could increase.

     In 1996, the Company entered an expense reducing project related to its pipe line business, the Fort Trinidad Pipeline joint venture with the Company's wholly owned subsidiary, Madison Pipe Line Co. and Rainbow Pipe Line Company, a pipe line company operating in nearby Madison County owned by John R. Parten. By combining operations, the Company reduced its expenses of operations by using portions of the facilities of Rainbow Pipe Line Company instead of the higher cost of maintaining a completely separate staff. The Company expects revenues to continue to decline.

     Another venture pursued by the Company was the pecan business. Ranches adjacent to the land owned by the Company have a significant production of native pecans. In approximately 1993, the Company sought to capitalize on this opportunity by planting 3,250 pecan trees. Additionally, the Company became a 50% owner of the Trinity Valley Pecan Company ("TVPC") with the Ranch Trust in 1997. Initially, TVPC was involved with the purchase and sale of nuts, but was unprofitable with these activities. Currently, TVPC has limited its activities to custom pecan shelling and seasonal retail sales. The Company anticipates that its net revenues will stabilize and grow from this operation since the determination to cease wholesale pecan purchases.

     In 1998, the Company invested $24,000 planting a pine plantation. Unfortunately, the pine venture was unsuccessful as severe drought conditions killed most of the plantation.

     In 2000, the custom hay cutter for the Ranch Trust ceased operating. The manager of the Company and the manager of the Ranch Trust property determined that using the existing labor pool and equipment, they could enter the business of growing, cutting and baling hay. The Company determined this could be a profitable venture and entered the HAYCO venture with the Ranch Trust. Each entity owns 50% of the venture and additional equipment purchased is owned jointly. HAYCO produces hay on property leased by the Company to the Ranch Trust and on Ranch Trust property (and the Company pays no costs for the use of the land), and the Company shares equally in the profits from selling the hay produced. The Company believes that HAYCO will cease operations in 2003, which will reduce revenues and expenses of the Company.

     The Company is actively seeking another Ranch Lease tenant besides the Ranch Trust to lease the Company's acreage. It is negotiating, but has not executed a new lease at $12 per acre, which is $4.00 lower that the current lease. The proposed new tenant is an unrelated third party. If the Company executes the new lease, liquidity will not be affected in 2003 because the Ranch Trust will continue to pay its lease obligations. Once the Ranch Trust lease expires in 2004, however, the Company's revenues will decrease.

     The Company further sought to improve its profitability by reducing administration costs. In 2000, administrative and accounting functions were moved from Robert Pratka's group to labor provided by John R. Parten. Mr. Parten believed he could provide these services at a lower fixed cost. Additionally, John R. Parten cut his consulting fee in half to $1000 per month. The Company also sought to reduce its auditing fees by changing audit firms, but did not find that it could reduce its fees. Most recently, the Company investigated the feasibility of conducting a going private transaction to reduce the costs of maintaining public company status. The Company is proceeding with the privatization transaction, but actual costs have been higher than anticipated. The Company has retained proceeds from a loan to pay for fractional shares created in the going private transaction and intends to pay for the costs out of cash flow.

     The Company has used debt to finance part of the operations of the business. As further described in Note 3 of the financial statements, the Company had $662,000 in long term debt (including current maturities) October 31, 2002, compared with $244,000 in long term debt October 31, 2001. In October 2002 the Company has a new outstanding note of $610,000 which paid off an existing note in the amount of $176,000 and also made a $400,000 capital contribution to Trinity that would help reduce their debt and provide Trinity with working capital. The Company intends to repay its debt out of its revenues and related cash flow.

     Net cash provided by our operating activities was $106,000 for the year ended October 31, 2002, compared to $285,000 for 2001. The decline was primarily due to a decline in revenue from pipeline operations and oil and gas royalties. This was partially offset by increased in farm produce sales. However, much of the cash collections of the 2002 farm produce sales will not take place until the subsequent fiscal year. The costs of the going private transaction will significantly affect cash flow, but the Company currently believes it will have sufficient cash flow to pay these costs.

     The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($367,000 at October 31, 2002). Additional provisions of $469,000 and $96,000 were recorded in 2002 and 2001, respectively, relating to operating advances or additional provisions for guarantees of such debt of Trinity. With new capital and reduced debt, the Company believes that Trinity can handle it remaining debt and generate an operating profit.

     As of October 31, 2002, the Company's working capital was $255,000. Payment of approximately $12,000 attributable to notes payable and long-term debt is required during the fiscal year ending October 31, 2003. It is not anticipated that dividends will be paid in the near future.

     The Company has no current commitments for any capital expenditures in the future. The Company's source of liquidity is cash received from continuing operations and the borrowing activities described above. If cash from continuing operations is insufficient to fund future capital expenditures the deficit will have to be covered by future borrowings.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002 AND 2001

                                 C O N T E N T S

                                                                            Page
                                                                            ----
Independent Auditors' Report ..................................................2

Consolidated Balance Sheets ...................................................3

Consolidated Statements of Operations .........................................4

Consolidated Statements of Shareholders' Equity ...............................5

Consolidated Statements of Cash Flows .........................................6

Notes to Consolidated Financial Statements ....................................7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Seven J Stock Farm, Inc.

     We have audited the accompanying consolidated balance sheets of Seven J Stock Farm, Inc. and Subsidiary (the "Company") as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seven J Stock Farm, Inc. and Subsidiary as of October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As disclosed in Note 15, the Company has not presented certain supplementary information for oil and gas activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic consolidated financial statements as of and for the year ended October 31, 2001.

December 17, 2002
Houston, Texas

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $     72   $     25
  Accounts receivable - trade                                  214        105
  Accounts receivable - related parties                        377        223
  Deferred income taxes                                          3         17
  Other current assets                                           5          3
                                                          --------   --------
     TOTAL CURRENT ASSETS                                      671        373

PROPERTY AND EQUIPMENT, net                                  1,525      1,689

OTHER ASSETS                                                    55         55
                                                          --------   --------

       TOTAL ASSETS                                       $  2,251   $  2,117
                                                          ========   ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                $    138   $    118
  Accounts payable - related parties                           207        113
  Accrued expenses                                              49         66
  Accrued taxes other than income taxes                          -         48
  Accrued income taxes                                           5          -
  Note payable                                                   5          -
  Current maturities of long-term debt                          12        104
                                                          --------   --------
     TOTAL CURRENT LIABILITIES                                 416        449

LONG-TERM DEBT                                                 650        140

DEFERRED INCOME TAXES                                           26         74

ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE               184        133

DEFERRED REVENUES                                                4          5
                                                          --------   --------
     TOTAL LIABILITIES                                       1,280        801

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share: authorized
   1,500,000 shares; issued and outstanding 1,451,000
   shares                                                    1,451      1,451
  Accumulated deficit                                         (480)      (135)
                                                          --------   --------
     TOTAL SHAREHOLDERS' EQUITY                                971      1,316
                                                          --------   --------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  2,251   $  2,117
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
REVENUES
  Pipeline operations                                     $    515   $    632
  Net oil and gas royalties                                    228        308
  Ranch lease rentals                                          199        205
  Farm produce sales                                           393        248
  Contract and irrigation service                               39         48
  Other revenues                                                -           5
                                                          --------   --------
     TOTAL REVENUES                                          1,374      1,446

COSTS AND EXPENSES
  Operating expenses                                           740        860
  General and administrative expenses                          302        237
  Depreciation, amortization, and impairment                   170        176
  Equity in loss of 50% owned affiliate                        469         96
  Interest expense                                              14         23
  Taxes - other than income taxes                               45         51
                                                          --------   --------
     TOTAL COSTS AND EXPENSES                                1,740      1,443
                                                          --------   --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (366)         3

INCOME TAX BENEFIT (PROVISION)                                  21        (17)
                                                          --------   --------

NET LOSS                                                  $   (345)  $    (14)
                                                          ========   ========

NET LOSS PER SHARE - BASIC AND DILUTED
  (1,451,000 weighted - average shares outstanding)       $   (.24)  $   (.01)
                                                          ========   ========

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (IN THOUSANDS)

                              COMMON STOCK                          TOTAL
                         ---------------------   ACCUMULATED     SHAREHOLDERS'
                           SHARES      AMOUNT      DEFICIT          EQUITY
                         ---------   ---------   -----------     -------------
Balances at
 October 31, 2000            1,451   $   1,451   $     (121)     $       1,330

Net loss                         -           -          (14)               (14)
                         ---------   ---------   -----------     -------------
Balances at
 October 31, 2001            1,451       1,451         (135)             1,316

Net loss                         -           -         (345)              (345)
                         ---------   ---------   -----------     -------------
Balances at
 October 31, 2002            1,451   $   1,451   $     (480)     $         971
                         =========   =========   ===========     =============

                 See notes to consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (IN THOUSANDS)

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $   (345)  $    (14)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation, amortization, and impairment                170        176
     Deferred income taxes                                     (34)        11
     Equity in loss of 50% owned affiliate                     469         96
  Changes in operating assets and liabilities:
     Accounts receivable                                      (205)       (40)
     Refundable and accrued income taxes                         5          2
     Other current assets                                       (2)        10
     Accounts payable, accrued expenses
      and unearned income                                       48         44
                                                          --------   --------
        Net cash provided by operating activities              106        285

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment               (6)       (27)
  Investments in and advances to 50% owned affiliate          (476)      (141)
                                                          --------   --------
        Net cash used in investing activities                 (482)      (168)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt and note payable                616         71
  Payment on long-term debt                                   (193)      (209)
                                                          --------   --------
        Net cash provided by (used in) financing
         activities                                            423       (138)
                                                          --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            47        (21)

CASH AND CASH EQUIVALENTS - beginning of year                   25         46
                                                          --------   --------
CASH AND CASH EQUIVALENTS - end of year                   $     72   $     25
                                                          ========   ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year for:
    Income taxes                                          $      8   $      5
                                                          ========   ========

    Interest                                              $     14   $     26
                                                          ========   ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital expenditures for property and equipment
    financed by debt                                      $      -   $     63
                                                          ========   ========
  Capital expenditures for other assets financed
    by debt                                               $      -   $     54
                                                          ========   ========

                 See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     Seven J Stock Farm, Inc. was incorporated in Texas in 1948. The principal operations of Seven J Stock Farm, Inc., and Subsidiary (the "Company") which are conducted on approximately 11,000 acres of land consist of producing and selling agricultural field crops, leasing pastures, and gathering natural gas through pipelines. In addition, the Company receives oil and gas royalties for minerals underlying the land owned in fee. The Company owns a fifty percent interest in Trinity Valley Pecan Company which is in the business of shelling and marketing pecans and pecan products. All operations are located and conducted in the State of Texas.

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

     Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and interim periods within those years. SFAS 144 replaced SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and other related provisions. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. Management believes that the adoption of the provisions of SFAS 143 and SFAS 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

     Revenue from farm produce sales is recognized when field crops are harvested and sold. Costs associated with farm produce sales, including fertilizer, irrigation, and related costs are charged to operations as incurred since accumulating such costs would not have a material effect on the Company's financial statements due to the small quantity of inventory at year-end.

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

     The cost of planting pecan groves and the yearly maintenance and development costs are capitalized until the grove is ready for commercial production. Net proceeds from sale of pecans before commercial production are recorded as a reduction of capitalized costs. Normal losses of trees due to disease and other conditions during the development stage are not treated as a reduction to the capitalized cost; however, abnormal losses are charged to current operations. The capitalized cost is depreciated over its estimated economic life, beginning in the first year of commercial production.

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Approximately $0 and $24,000 of impairment was recognized by the Company for the fiscal years ended October 31, 2002 and 2001, respectively, related to a pine grove.

     Cash and Cash Equivalents - The Company considers all highly liquid investment purchases with an original maturity of three months or less to be cash equivalents.

     Deferred Income Taxes - In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company utilizes the asset and liability approach in computing deferred income taxes. Under the asset and liability approach to accounting for income taxes, a deferred income tax liability, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net taxable amounts. In addition, a deferred income tax asset, calculated using projected tax rates,is recognized on temporary differences which will result in projected future net deductible amounts. The deferred income tax asset is reduced by a valuation allowance based on management's estimate of the amount that will ultimately be realized or deducted in future years.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

     Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. No potentially dilutive common shares were outstanding as of October 31, 2002 and 2001.

     Reclassifications - Certain items and amounts in the October 31, 2001 consolidated financial statements have been reclassified to conform with the October 31, 2002 presentation. The reclassifications have no effect on net income.

NOTE 2 - NOTE PAYABLE

                                                                 OCTOBER 31,
                                                               2002      2001
                                                             --------  --------
                                                                (in thousands)
     Installment note with an insurance company of
      $6,000; principal and interest payable in 9
      monthly installments; maturing June 2003; bearing
      interest at 9.0%.                                      $      5  $      -
                                                             ========  ========

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               2002       2001
                                                             --------  --------
                                                                (in thousands)
     Note payable of $210,000 to a bank; principal and
      interest payable in equal monthly installments of
      $8,049 beginning June 2001, maturing October 2003;
      bearing interest at 1% over prime rate; secured by
      a deed of trust on the Company's mineral interest,
      and guaranteed by an officer and shareholder of the
      Company and another related party; paid in October
      2002.                                                  $      -  $    176

     Installment note with a finance company; principal
      and interest payable in three annual installments;
      maturing September 2002; interest at 9%; secured
      by equipment; paid in September 2002.                         -         5

                                                                 OCTOBER 31,
                                                               2002       2001
                                                             --------  --------
                                                                (in thousands)
     Installment note with a finance company; principal
      and interest payable in five annual installments;
      maturing August 2006; bearing interest at 6.9%;
      secured by equipment.                                        52        63

     Note payable of $610,000 to a financial
      institution; principal payable in annual
      installments beginning November 2003, maturing
      November 2018; bearing interest at 6.65%;
      secured by a deed of trust on various parcels
      of land, and guaranteed by an officer and
      shareholder of the Company.                                 610         -
                                                             --------  --------
                                                                  662       244
     Less current maturities of long-term debt                     12       104
                                                             --------  --------
                                                             $    650  $    140
                                                             ========  ========

Maturities of long-term debt are as follows: 2003 - $12,000; 2004 - $78,000; 2005 - $79,000; 2006 - $80,000; 2007 - $65,000; thereafter - $348,000.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                                 OCTOBER 31,
                                                               2002      2001
                                                             --------  --------
                                                               (in thousands)
       Buildings and building improvements                   $    433  $    431
       Levee, drainage, irrigation, roads, and
        flood control facilities                                  508       508
       Farm implements, trucks, and tractors                      184       184
       Fences, corrals, and other equipment                       941       937
       Gathering system and dehydration facility                  886       886
       Pecan grove and irrigation system                          137       137
                                                             --------  --------
                                                                3,089     3,083
       Less accumulated depreciation, amortization
        and impairment                                          1,885     1,715
                                                             --------  --------
                                                                1,204     1,368
       Land                                                       321       321
                                                             --------  --------
       Property and equipment, net                           $  1,525  $  1,689
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

NOTE 5 - 50% OWNED AFFILIATE

     On July 2, 1998, the Company purchased a 50% interest in Trinity Valley Pecan Company (the "50% - owned affiliate"). Condensed financial statements of the 50% - owned affiliate, are as follows:

                                                                 OCTOBER 31,
                                                               2002       2001
                                                             --------   --------
                                                                (in thousands)
                    BALANCE SHEETS
     ASSETS
       Current assets                                        $     78   $    110
       Noncurrent assets (primarily property and
        equipment)                                                587        630
                                                             --------   --------
         TOTAL ASSETS                                        $    665   $    740
                                                             ========   ========

     LIABILITIES
       Current liabilities                                   $  1,175   $  1,298
       Noncurrent liabilities                                     434      1,040

     SHAREHOLDERS' EQUITY
       Common stock and paid-in capital                         1,300        500
       Deficit                                                 (2,244)    (2,098)
                                                             --------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    665   $    740
                                                             ========   ========

                                                                 YEAR ENDED
                                                                 OCTOBER 31,
                                                               2002       2001
                                                             --------   -------
                                                                (in thousands)
             STATEMENTS OF OPERATIONS
     Revenues                                                $    275   $    271
     Costs and expenses                                           421        548
                                                             --------   --------
     Loss before provision for income taxes                      (146)      (277)
                                                             --------   --------
     Net loss                                                $   (146)  $   (277)
                                                             ========   ========

     Since the Company's investment in its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") at October 31, 2002 and 2001 was $0, its share of Trinity's losses for the years ended October 31, 2002 and 2001 of approximately $73,000 and $138,000, respectively, were not recorded. However, the Company's financial statements include losses for the years ended October 31, 2002 and 2001 of approximately $469,000 and $96,000, respectively, attributable to its advances and guarantees to Trinity. During fiscal year 2001, Trinity discontinued its wholesale operations; however, it continues its retail and shelling operations.

     As disclosed in Note 3, during 2002, the Company obtained long-term financing in the amount of $610,000. Of this amount, $400,000 was contributed to Trinity to pay down existing debt and other liabilities, and to provide Trinity with working capital. During 2001, Trinity obtained short-term financing with a bank for $25,000 for working capital. This loan, which matured in April 2002, was collateralized by inventory and trade receivables.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed certain bank loans of Trinity. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 and $933,000 at October 31, 2002 and 2001, respectively. The loans bear interest ranging from 7.95% to 9.5% and mature beginning March 2003 through October 2004. The loans are also guaranteed jointly and severally by another related party. The Company has accrued a loss contingency of approximately $184,000 and $133,000 related to the guaranteed loans of Trinity at October 31, 2002 and 2001, respectively.

NOTE 7 - RANCH AND LAND LEASES

     Company property is subject to two separate ranch leases at an annual rental of $16 per net acre. One lease agreement with an unrelated party, which covers approximately 1,200 net acres was renewed July 1998, for an additional five year term. The other lease for approximately 6,300 net acres with a related party was renewed October 1999, for an additional five year term.

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

NOTE 8 - AGRICULTURAL LEASES

     During the fiscal years 2002 and 2001, approximately 2,600 acres of the Company land, respectively, was leased to unrelated parties under two lease agreements. Under the terms of the lease agreements, the Company is entitled to 25% of the cotton production and 30% of the milo, wheat, and corn production from the leased lands. The Company pays its respective share of certain costs of crop production. The leases are for a three year term and expired on the date the 2002 crops were harvested, but were continued on an annual basis for an additional two year period after the expiration.

NOTE 9 - BUSINESS SEGMENTS

     The Company operates in two principal industries, agriculture and oil and gas. The Company's agricultural industry segments consist of the producing and selling of agricultural crops and the leasing of ranch land not used in farming operations. The Company's oil and gas industry segment consists of oil and gas royalty interests in minerals underlying the land owned in fee and gathering and transportation of natural gas through pipelines.

     Financial information concerning the Company's business segments for the fiscal years ended October 31, 2002 and 2001 follows. There were no material intersegment sales or transfers. Income before provision for income taxes represents revenues less operating expenses for each segment and excludes general corporate expenses, loss from 50% owned affiliate and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents, receivables and other assets.

                                                                 YEAR ENDED
                                                                 OCTOBER 31,
                                                              2002        2001
                                                            ---------  ---------
                                                               (in thousands)
     REVENUES
       Agriculture:
         Farm produce                                       $     393  $     248
         Ranch leases                                             199        205
         Contract and irrigation service                           39         48
         Other                                                      -          5
                                                            ---------  ---------
                                                                  631        506
       Oil and gas:
         Net oil and gas royalties                                228        308
         Pipeline operations                                      515        632
                                                            ---------  ---------
                                                                  743        940
                                                            ---------  ---------
           Total revenues                                   $   1,374  $   1,446
                                                            =========  =========

     OPERATING PROFIT
       Agriculture:
         Farm produce                                       $     121  $      43
         Ranch leases                                             122        111
         Contract and irrigation service                           32         18
         Other                                                      -          5
                                                            ---------  ---------
                                                                  275        177
       Oil and gas:
         Net oil and gas royalties                                228        308
         Pipeline operations                                      131        101
                                                            ---------  ---------
                                                                  359        409
                                                            ---------  ---------
           Total operating profit                                 634        586

       Interest expense                                           (14)       (23)
       Loss from 50% owned affiliate                             (469)       (96)
       General corporate expenses                                (517)      (464)
                                                            ---------  ---------
          Income (loss) before provision for
            income taxes                                    $    (366) $       3
                                                            =========  =========

                                                                 OCTOBER 31,
                                                               2002      2001
                                                            ---------  ---------
                                                               (in thousands)
     IDENTIFIABLE ASSETS
       Agriculture                                          $   1,537  $   1,578
       Oil and gas                                                343        256
       Corporate assets                                           371        283
                                                            ---------  ---------
           Total assets                                     $   2,251  $   2,117
                                                            =========  =========

                                                                YEAR ENDED
                                                                OCTOBER 31,
                                                              2002      2001
                                                            --------   --------
                                                              (in thousands)
     TOTAL CAPITAL EXPENDITURES
       Agriculture                                          $      6   $     90
       Oil and gas                                                 -          -
                                                            --------   --------
           Total capital expenditures                       $      6   $     90
                                                            ========   ========

     DEPRECIATION, AMORTIZATION, AND IMPAIRMENT
       Agriculture                                          $    131   $    137
       Oil and gas                                                39         39
                                                            --------   --------
           Total depreciation and amortization              $    170   $    176
                                                            ========   ========

     MAJOR CUSTOMERS
       Customers comprising 10% or greater of the
        Company's net revenues are summarized as
        follows by business segments:
          Pipeline operations - Gathering income
           attributable to gas wells partially
           owned by related parties                         $    515   $    632
                                                            ========   ========

           Percentage to total revenues                           37%        44%
                                                            ========   ========

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

     The following is a description of significant related party transactions for the fiscal years ended October 31, 2002 and 2001:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                            (in thousands)
     DESCRIPTION OF RELATED PARTY TRANSACTIONS:
       50% share in revenue from gathering systems
       operated by pipeline company owned by
       John R. Parten                                     $    515   $    632

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                            (in thousands)
       50% share of operating expenses of gathering
       systems operated by pipeline company owned
       by John R. Parten                                  $    384   $    531

       Net oil and gas royalties from companies
       owned by a current stockholder and
       by a company owned by John R. Parten               $    228   $    308

       Ranch lease rentals received from the J.R.
       Parten Ranch Trust created under the will
       of J.R. Parten                                     $    100   $    100

       Farm produce sales received from the J.R.
       Parten Ranch Trust                                 $     91   $     83

       Allocated salaries, payroll taxes,
       office rent, and other operating expenses by
       the J.R. Parten Ranch Trust                        $     38   $     36

       Rental income received from:
         Pipeline company owned by John R. Parten         $      8   $      8
         Company owned by John R. Parten                  $     37   $     37
         Other related parties                            $     10   $     10
         Trinity Valley Pecan Co.                         $     18   $     18

NOTE 11 - FEDERAL INCOME TAXES

     Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

     The benefit (provision) for income taxes consisted of:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                            (in thousands)
     Current tax expense:
       U. S. federal                                      $     (5)  $      -
       U. S. state and other                                    (8)        (6)
                                                          --------   --------
          Total current expense                                (13)        (6)

     Deferred tax benefit (expense):
       U. S. federal                                            33        (11)
       U. S. state and other                                     1          -
                                                          --------   --------
          Net deferred tax benefit (expense)                    34        (11)
                                                          --------   --------

      Total benefit (expense)                             $     21   $    (17)
                                                          ========   ========

     The significant items giving rise to the deferred tax assets and (liabilities) are as follows:

                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                             (in thousands)
     Deferred tax assets:
        Use of cash basis accounting by
         parent company                                   $      3   $     16
        Percentage depletion carryover                           2          1
        Guarantee of 50% affiliate's debt                       28         48
        Other                                                    3          -
                                                          --------   --------
                                                                36         65

     Valuation allowance                                       (15)       (15)

     Deferred tax liabilities:
       Property and equipment                                  (44)      (107)
                                                          --------   --------

     Net deferred tax liabilities                         $    (23)  $    (57)
                                                          ========   ========

     A reconciliation of the Company's income tax benefit (provision) and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 2002 and 2001 is as follows:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                             (in thousands)
     Computed federal income tax benefit (expense) at
      statutory rate of 34%                               $    125   $     (1)
     Tax benefit of graduated Federal income
      tax rates                                                 26          -
     Percentage depletion attributable to oil
      and gas royalties                                         28         21
     State income taxes                                         (7)        (6)
     Equity in loss of 50% owned affiliate                    (142)       (15)
     Use of cash basis by parent company                         -        (18)
     Income tax credits                                          1          2
     Other                                                     (10)         -
                                                          --------   --------
     Benefit (provision) for income taxes                 $     21   $    (17)
                                                          ========   ========

     The Company has a percentage depletion carryover of approximately $15,000 available to use in future years until utilized.

     For state tax purposes, the Company had a net operating loss carryforward ("NOL") of approximately $147,000 and $96,000 for the years ended October 31, 2002 and 2001, respectively. These NOLs must be utilized prior to their expiration, which is between 2005 and 2006.

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

NOTE 14 - SUBSEQUENT EVENT

REVERSE STOCK SPLIT

     On November 6, 2002, the Company filed Schedule 13E-3 with the Securities and Exchange Commission ("SEC") for the purpose of satisfying reporting requirements related to a proposed one-for-one thousand reverse split of the Company's common stock, par value $1 ("common stock"), with a cash payment of $3.89 per share of old common stock in lieu of fractional shares ("reverse stock split"). The purpose of the reverse stock split would be to take the Company private by reducing the number of shareholders of record to fewer than 300, thereby (i) relieving the Company of the costs of filing public documents, (ii) relieving the Company from the ongoing and increasing risks and obligations of regulation under the Securities Exchange Act of 1934, as amended, and (iii) allowing the Company to continue its long-term business plans. As a private company, it would no longer be able to sell shares of common stock that are freely tradable. The reverse stock split would not involve commissions or transaction fees that would be charged if the shares were sold on the open market. The Company estimates that up to an aggregate of approximately $205,000 would be paid to approximately 695 shareholders for their resulting fractional shares. The stock would be repurchased utilizing available cash and borrowings under the Company's current debt agreements as described in Note 3. The reverse stock split is pending approval by the shareholders of the Company.

NOTE 15 - SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES ("Statement 69"). In connection with the reverse stock split (Note 14), a reserve study was performed for the Company's royalty interests as of January 1, 2002 as part of the valuation of the Company. Prior to 2002, reserve information was not available to the Company as a royalty interest owner, and accordingly, the related information required by Statement 69 has not been presented as of and for the year ended October 31, 2001.

PROVED OIL AND GAS RESERVES QUANTITIES

     Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and natural gas reserves for the period indicated, as estimated by Huddleston & Co., Inc. as of January 1, 2002 with estimated changes in reserves based on production for the periods between November 2001 and December 2001 and between January 2002 and October 2002. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

     Proved reserves are estimated quantities of natural gas, crude oil, and condensate which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

QUANTITY OF OIL AND GAS RESERVES

                                                        Oil and    Natural
                                                      Condensate     Gas
                                                        (Bbls)      (Mcf)
                                                      ----------   --------

     Total proved reserves at November 1, 2001            22,991     30,607

     Revisions to previous estimates                       2,234      6,214
     Production                                           (8,335)   (14,075)
                                                      ----------   --------
     Total proved reserves at October 31, 2002            16,890     22,746
                                                      ==========   ========
     Proved developed reserves:
       October 31, 2002                                   16,890     22,746
                                                      ==========   ========

The Company's share of oil and condensate and natural gas produced for its royalty interests for the fiscal year ended October 31, 2001 is as follows:

                                                        Oil and    Natural
                                                      Condensate     Gas
                                                        (Bbls)      (Mcf)
                                                      ----------   -------
                                                         9,834      15,120

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                            2002       2001
                                                          --------   --------
                                                             (in thousands)
     Sales revenues                                       $    228   $    308
     Production costs                                            -          -
     Exploration expenses                                        -          -
     Depreciation, depletion, and amortization,
      and valuation provisions                                   -          -
                                                          --------   --------
                                                               228        308
     Income tax expense                                        (22)       (34)
                                                          --------   --------
     Results of operations from producing
      activities (excluding corporate overhead
      and interest costs)                                 $    206   $    274
                                                          ========   ========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following table reflects the estimated Standardized Measure of Discounted Future Net Cash Flows related to the Company's interest in proved oil and condensate and natural gas reserves as of October 31, 2002:

     Future cash inflows                                $  521,604
     Future development costs                                    -
     Future production costs                                     -
                                                        ----------
     Future net cash inflows before income taxes           521,604
     Future income taxes                                   (50,330)
                                                        ----------
     Future net cash flows                                 471,274
     10% discount factor                                  (136,036)
                                                        ----------
     Standardized measure of discounted future
      net cash inflow                                   $  335,238
                                                        ==========

     Future net cash flows at year end, as reported in the above schedule, was determined by summing the estimated annual net cash flows computed by multiplying estimated quantities of proved reserves to be produced during each year by current prices.

     Income taxes were computed by applying year end statutory rates to pretax net cash flows. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

     The Company cautions readers that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with Statement 69 and the requirements promulgated by the SEC to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on these computations when making investment and operating decisions. Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to the Company's proved oil and condensate and natural gas reserves for the year ended October 31, 2002 is as follows:

     Sales and transfers of oil and condensate
      and natural gas produced during the period         $ (289,682)
     Revisions in previous quantity estimates                87,414
     Net changes in sales and transfer prices,
      net of production costs                               118,480
     Accretion of discount                                   41,299
     Net change in income taxes                              27,902
                                                         ----------
     Net change                                          $  (14,587)
                                                         ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

     THE COMPANY HAS FAILED TO ELECTRONICALLY FILE ITS ANNUAL MEETING INFORMATION STATEMENT (SCHEDULE 14C) MATERIALS WITH THE SECURITIES AND EXCHANGE COMMISSION BETWEEN 1996 AND 2001. THE COMPANY INCORRECTLY BELIEVED THAT IT COULD CONTINUE TO FILE PAPER COPIES OF THE SCHEDULE 14C MATERIALS AND DID NOT REALIZE IT WAS SUBJECT TO ELECTRONIC FILING REQUIREMENTS. THE COMPANY DID MAIL ITS SCHEDULE 14C MATERIALS TO EACH OF THE SHAREHOLDERS IN CONJUNCTION WITH ITS ANNUAL REPORT. THE COMPANY HAS NOT SOLICITED ANY PROXIES SINCE 1996, BUT HAS HELD SHAREHOLDER MEETINGS WITHOUT FILING ITS MATERIALS PROPERLY WITH THE SECURITIES AND EXCHANGE COMMISSION. UPON REQUEST TO THE COMPANY'S OFFICES AT 16945 NORTHCHASE DRIVE, SUITE 1800, HOUSTON, TEXAS 77060, PHONE 281-874-2101, THE COMPANY WILL PROVIDE TO ANY SHAREHOLDER OF THE COMPANY, WITHOUT CHARGE, A COPY OF ANY AND ALL SCHEDULE 14C DOCUMENTS.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                         Position with the Company;                                  First
                                         Principal Occupation for the past                           Became
            Name                  Age    Five Years (1); Directorships                              Director
-------------------------------- ------- ------------------------------------------------------ ---------------
John R. Parten                     54    Director, President and Chairman of the Company             1973
                                         (1992-Present); President and Director, Parten
                                         Operating, Inc. (an operator of 96 oil and gas wells
                                         in Houston County, Texas and surrounding counties)
                                         (1); Director, Madison Pipe Line Co. (a wholly-owned
                                         subsidiary of the Company engaged in natural gas
                                         gathering and compression); Director, Trinity Valley
                                         Pecan Company (A 50% subsidiary of the Company
                                         engaged in pecan processing and seasonal gift pack
                                         sales); Director, Farmers Oil Company (An oil and gas
                                         exploration company focused in the East Texas area,
                                         John R. Parten is the majority shareholder);
                                         Director, Rainbow Pipe Line Company (a natural gas
                                         gathering and compression company wholly-owned by
                                         John R. Parten); Director, The Parten Foundation (a
                                         charitable foundation). Approximately 10% of Mr.
                                         Parten's time is spent on the operations of Seven J
                                         Stock Farm, Inc.

R. F. Pratka                       80    Director,  Vice President and Treasurer of the              1964
                                         Company (1964-Present) (1); Director, Madison Pipe
                                         Line Co.; Director, Trinity Valley Pecan Company;
                                         Director, Farmers Oil Company; Director, The Parten
                                         Foundation.

William C. Bennett                 58    Director of the Company; Banker, President and              1998
                                         Banker, President and Director, Madisonville State
                                         Bank (A State chartered bank in Madisonville, Texas)
                                         (1993-Present) (1); Director and Chairman, Madison
                                         St. Joseph Health Center (A local hospital in
                                         Madisonville, Texas); Director, Brazos Valley
                                         Affordable Housing Corp. (A local low income housing
                                         authority); Director and President, Madison County
                                         Economic Development Corporation (A local economic
                                         development agency).

Patrick J. Moran                   52    President,  Moran  Resources  Company  (An  oil & gas       1997
                                         exploration company with Pat Moran as major               April 30,
                                         shareholder) (1990-Present) (1); Director, Texas Gas        2002
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

Bruce Franke                       56    Part owner of Franke Interests, (A company that owns      May 2002
                                         working and royalty interests in oil and gas wells in
                                         Texas) (1998-Present); Board of Director, Central
                                         Natural Resources (A company engaged in oil and gas,
                                         real estate holdings, coal reserves and stock equity,
                                         located in Kansas City, Missouri) (1997-Present)

-----------
(1)   Indicates principal occupation unless otherwise noted.

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

     Based solely upon a review of such forms furnished to the Company during or with respect to its fiscal year ended October 31, 2002 by the persons and entities filing same, the Company believes that during its fiscal year ended October 31, 2002, all beneficial ownership reports required to be filed pursuant to Section 16(a) by directors and officers of the Company and by beneficial owners of more than 10% of the Company's outstanding common stock have been filed on a timely basis.

ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

        NAME                 AGE                       POSITION
-----------------------     -----       --------------------------------
John R. Parten                 54       Chairman of the Board and
President

R. F. Pratka                   80       Vice-President and Treasurer

Virginia O. Cortinas           47       Secretary

     On November 18, 1992, John R. Parten was elected President of the Company. He served the Company as Vice-President from 1987 to November 18, 1992.

     R. F. Pratka has served the Company as Vice-President and Treasurer since 1970.

     Virginia O. Cortinas was elected Secretary on March 20, 2001.

ITEM 10.  EXECUTIVE COMPENSATION
      Set forth below is information regarding compensation arrangements and benefits paid or made available to the Company's President (who also serves as the Company's chief executive officer) and the Vice President and Treasurer for the past three years ended October 31, 2002. No other reportable compensation was paid to the Company's executive officers. The Company has no other executive officers except as listed below.

                                                            Annual Compensation
     Name and Principal                       --------------------------------------------
     Position                      Year           Salary         Bonus              Other
     ------------------------      ----           ------         -----              -----
     John R. Parten                             $  -0-          $   -0-         $  12,000 (1)
       President (Chief            2001            -0-              -0-         $  12,000 (1)
       Executive Officer)          2000            -0-              -0-         $  24,000 (2)

     R. F. Pratka                  2002         $  -0-          $   -0-         $-     -0-
       Vice President and          2001            -0-              -0-         $   1,200 (3)
       Treasurer                   2000            -0-              -0-         $   1,200 (3)

     (1) Consists of a monthly fee of $1,000 paid to Mr. Parten for services provided to the Company.
     (2) Consists of a monthly fee of $2,000 paid to Mr. Parten for services provided to the Company.
     (3) Represents an annual fee paid to Mr. Pratka for treasurer services provided to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table contains information concerning the persons known by the Company to be the beneficial owners of more than five percent of Common Stock of the Company at the close of business on October 31, 2002:

                                                                 Amount and
                              Name and Address of                 Nature of
    Title of                      Beneficial                      Beneficial             Percent of
     Class                          Owner                         Ownership             Common Stock
------------------       -------------------------               -----------            -----------
                                                                     (1)
Common Stock             John R. Parten
Par value $1             16945 Northchase Drive                     1,077,425                 74.25%
                         Suite 1800
                         Houston, TX  77060-2151

----------
     (1) Based on information furnished by the respective stockholders. Shares are held individually, unless otherwise noted.
     (2) Included are 14,800 shares of Common Stock of the Company held by The Moran Employees Trust. Patrick J. Moran is a Co-Trustee of such

     Trust and has shared power to vote the shares held by the Trust. However, he disclaims any beneficial interest in such shares.

       The following table contains information as to the Common Stock of the Company beneficially owned as of October 31, 2002, by all directors, nominees and executive officers as a group:

                                                         Amount and Nature
                                 Title of             of Beneficial Ownership
       Name                        Class                 as of October 31,               Percent of
                                                             2002 (1)                   Common Stock
--------------------         ----------------       --------------------------          ------------
John R. Parten                 Common Stock                      1,077,425                     74.25%
Chairman, President            Par Value $1
and Director

R. F. Pratka                   Common Stock                            131                        --
Vice President,                Par Value $1
Treasurer and
Director

William C. Bennett             Common Stock                            142                        --
Director                       Par Value $1

Bruce Franke                   Common Stock                             85                        --
Director                       Par Value $1

All Directors,                 Common Stock                      1,077,783                     74.28%
Nominees and                   Par Value $1
Executive Officers
as a Group
(four in number)

----------
(1) Based on information furnished by the respective directors and officers. Shares are held individually, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described in more detail above, the Company is involved in certain transactions with related parties.

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

     3. The Company is a 50% owner of Trinity Valley Pecan Company. The other 50% owner is the J.R. Parten Ranch Trust. The Company has guaranteed all of the debt of Trinity Valley Pecan Company and the Ranch Trust and John R. Parten have also guaranteed the debt of Trinity Valley Pecan Company. 4. As described above, the Company's wholly owned subsidiary, Madison Pipe Line Co., is involved with Rainbow Pipe Line Company in a joint venture pertaining to the compression, dehydration and transportation of gas through their pipe lines. Fees charged for transportation and compression are set by negotiations with the independent third party purchasers and the fees are split equally. The cost of the joint venture are primarily allocated equally between the joint venturers.

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

     8. John R. Parten personally guaranteed the $610,000 note of the Company.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

No.       Description
---       -----------
(2)       Articles of Incorporation and Bylaws (1)

(10.1)    Material Contract - Ranch Lease - J. R. Parten
          Ranch Trust dated March 4, 1993 (2)
(10.2)    Ranch Lease with J.R. Parten Ranch Trust dated November 1999.(3)
(10.3)    Ranch Lease with Risinger Ranches Corporation dated June 1998.(3)
(10.4)    Ground Lease with John R. & Nancy K. Parten dated December 15, 1997.
          (3)
(10.5)    Agricultural Lease with Roy Dyches dated 1999. (3)
(10.6)    Agricultural Lease with Wayne Dyches dated 1999. (3)
(10.7) Oil, Gas and Mineral Lease with Woodley Petroleum Company dated November 30, 1949. (3)
(10.8)    Lease with Trinity Valley Pecan Company dated July 7, 1998. (3)
(10.9) Fort Trinidad Pipeline Joint Operating Agreement between Rainbow Pipe Line Company and Madison Pipe Line Co. dated December 1996. (3)
(10.10) Memorandum concerning HAYCO between the Company and J.R. Parten Ranch Trust dated June 1, 2001. (3)
(10.11) Memorandum concerning office rent to Company affiliates dated October 23, 2000. (3)
(10.12)   Note dated October 28, 2002. (4)
(10.13) Guarantee executed by John R. Parten in conjunction with the Note dated October 28, 2002.

(22)      Subsidiary of the Registrant

(23)      Consent of Huddleston & Co., Inc. dated January 29, 2003.

(99.1)    Certification of Periodic Report by the Chief Executive Officer
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)    Certification of Periodic Report by the Chief Financial Officer
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) EXHIBIT D to Registration Statement, Form 10, filed with the Securities and Exchange Commission on June 3, 1965, is incorporated by reference.

(2) Incorporated by reference, Form 10-KSB for the fiscal year ended October 31, 1994 filed with the Securities and Exchange Commission on January 30, 1995.

(3) Incorporated by reference, Form 10-KSB/A for the fiscal year ended October 31, 2001 filed with the Securities and Exchange Commission on January 28, 2002.

(4) Incorporated by reference, Schedule 13E-3, filed with the Securities and Exchange Commission on November 6, 2002.

                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended October 31, 2002.

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

                                          SEVEN J STOCK FARM, INC.

January 29, 2003                          By  /s/ Robert F. Pratka
                                          ------------------------------------
                                          R. F. Pratka, Vice-President and
                                           Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 29, 2003                          /s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)


January 29, 2003                          /s/ Robert F. Pratka
                                          ------------------------------------
                                          Robert F. Pratka, Vice-President,
                                           Treasurer and Director (Chief
                                           Financial and Accounting Officer)


January 29, 2003                          /s/ William C. Bennett
                                          ------------------------------------
                                          William C. Bennett
                                           Director


January 29, 2003                          /s/ Bruce Franke
                                          ------------------------------------
                                          Bruce Franke
                                           Director

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

Date: January 29, 2003

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

Date: January 29, 2003

                                  /s/ Robert F. Pratka
                                  -------------------
                                  Robert F. Pratka,
                                  Vice President and Treasurer