Form 10QSB
period 2003-01-31
SEVEN J STOCK FARM INC
filed 2003-03-17
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 17, 2003 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------

REVENUES
  Pipeline operations                                 $      148   $      119
  Net oil and gas royalties                                   54           47
  Ranch lease rentals                                         48           48
  Farm produce sales                                          13           56
  Contract and irrigation services                             3            6
                                                      ----------   ----------
     TOTAL REVENUES                                          266          276

COSTS AND EXPENSES
  Operating expenses                                         181          173
  General and administrative expenses                         97           47
  Depreciation and amortization                               43           44
  Equity in loss of 50% owned affiliate                       18          282
  Other costs and expenses                                     -            1
  Interest expense                                            11            2
  Taxes - other than income taxes                             11            9
                                                      ----------   ----------
     TOTAL COSTS AND EXPENSES                                361          558
                                                      ----------   ----------

LOSS BEFORE INCOME TAXES                                     (95)        (282)
INCOME TAX BENEFIT                                             -           57
                                                      ----------   ----------

NET LOSS                                              $      (95)  $     (225)
                                                      ==========   ==========

LOSS PER SHARE - Basic and Diluted
 (1,451,000 weighted - average shares outstanding)    $    (0.07)  $    (0.16)
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None









See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 31, 2003
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                    (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $       145
  Accounts receivable - trade                                             34
  Accounts receivable - related parties                                  196
  Deferred income taxes                                                    3
  Other current assets                                                     3
                                                                 -----------
    TOTAL CURRENT ASSETS                                                 381

PROPERTY AND EQUIPMENT, net                                            1,482

OTHER ASSETS                                                              55
                                                                 -----------

TOTAL ASSETS                                                     $     1,918
                                                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                       $        79
  Accounts payable - related parties                                      56
  Accrued expenses                                                        12
  Accrued taxes other than income taxes                                   11
  Accrued income taxes                                                     5
  Note payable                                                             3
  Current maturities of long-term debt                                    12
                                                                 -----------
    TOTAL CURRENT LIABILITIES                                            178

LONG-TERM DEBT                                                           650
DEFERRED INCOME TAXES                                                     26
ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE                         184
DEFERRED REVENUES                                                          4
                                                                 -----------
    TOTAL LIABILITIES                                                  1,042

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share;
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                        1,451
  Accumulated deficit                                                   (575)
                                                                 -----------
    TOTAL SHAREHOLDERS' EQUITY                                           876
                                                                 -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     1,918
                                                                 ===========


See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (95)   $    (225)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                             43           44
    Deferred income taxes                                      -          (57)
    Equity in loss of 50% owned affiliate                     18          282
  Changes in operating assets and liabilities:
      Accounts receivable - trade                            180           62
      Accounts receivable - related parties                  181           87
      Other current assets                                     2            -
      Accounts payable, accrued expenses, and
        deferred revenues                                   (236)         (79)
                                                       ---------   ----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                              93          114

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to 50% owned affiliate                            (18)         (82)

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and note payable repayments                  (2)         (29)
                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     73            3

CASH AND CASH EQUIVALENTS - beginning of period               72           25
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $      145   $       28
                                                       =========   ==========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         -   $        2
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

   The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report to Shareholders.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 2003 and the results of their operations and their cash flows for the periods ended January 31, 2003 and 2002. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended
January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified to conform to the current period presentation. The reclassifications have no effect on net income.

Recent Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 had no impact on the Company's condensed consolidated financial statements during the first quarter of fiscal 2003.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. We adopted SFAS 144 on November 1, 2002. The adoption of SFAS 144 had no impact on the Company's condensed consolidated financial statements during the first quarter of fiscal 2003.

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a material impact on the Company's financial position or results of operations.


   In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45
(see Note 2).


NOTE 2 - COMMITMENTS AND CONTINGENCIES

   The Company has guaranteed certain bank loans of Trinity Valley Pecan Company, a 50% owned affiliate ("Trinity"). The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 at January 31, 2003. The loans bear interest ranging from 7.95% to 9.5% and mature beginning March 2003 through October 2004. The loans are also guaranteed jointly and severally by another related party. The Company has accrued a loss contingency of approximately $184,000 related to the guaranteed loans of Trinity at January 31, 2003.


NOTE 3 - FARM AND RANCH OPERATIONS


   The HAYCO operation was an informal joint venture undertaken through a memorandum dated June 1, 2001. The joint venture was undertaken to produce the hay required by a related party and other local area ranchers on a profitable basis. This operation required the purchase of some new equipment. This equipment was purchased at a cost of approximately $5,000. Due to the Company entering into a new ranch lease agreement for the land used in the HAYCO operations, HAYCO ceased operations in March 2003. As a result, the Company will no longer have revenues or expenses from this operation. The Company has not recorded any impairment on the equipment associated with the HAYCO operations since the equipment can be sold and any potential loss would be immaterial.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


COMPARISON OF FISCAL QUARTERS ENDING JANUARY 31, 2003 and 2002
--------------------------------------------------------------

REVENUES
--------
   Pipeline Operations - The Company's subsidiary, Madison Pipe Line Co. owns a 50% interest in a joint venture called Fort Trinidad Pipe Line System. Pipeline gathering revenue for the first quarter of 2003 was $147,634 and for the first quarter of 2002 was $118,816, which represents an increase of 25%. The increase in pipeline revenue in 2003 is attributable to an increase in fuel gas surcharge. Total sales volume in 2003, however decreased 14% from First quarter 2003 to first quarter 2002. There has been no change in the number of wells connected to the gathering system.


   Net Oil and Gas Royalties - First quarter net oil and gas royalties Increased 15% between 2002 and 2003, respectively $47,000 and $54,000. First quarter oil and gas production decreased respectively by 32.5% and 37.2% during the period. The increase in 2003 is primarily due to the increase in oil and gas prices. First quarter average price for natural gas was $2.68 in 2002 and $4.89 in 2003. First quarter price for oil and condensate was $22.20 in 2002 and $28.27 in 2003.


   Farm Produce Sales - Farm produce sales for first quarter 2003 were $13,000 and $56,000 for first quarter 2002. In the past, farm produce sales have consisted of sales of hay (through HAYCO), grain, cotton and pecans. The HAYCO joint venture has been dissolved and the equipment will be sold. The Company plans no more share crop farming of cotton or grain. Instead of share crop farming, the Company has leased its farmland directly to non-affiliated farmers at the rate of $35 per acre for dry land and $60 per acre for irrigated land. The only farm produce sales that will remain will be pecans from the Company's orchard. First quarter commercial pecan sales increased from $0.00 in 2002 to approximately $8,000 in 2003, and are expected to increase each year for the next several years, subject to weather and growing conditions.


   Ranch Lease Rentals - Ranch Lease rental consists of rentals for 6257.96 acres of ranch land to a related party and 1183.72 acres of ranch land to an unrelated party at $16.00 per net acre per year, leases of plant site to Trinity Valley Pecan Company and leases of office space in the Sand Ridge, Texas office to related parties. Ranch Lease Rentals had an insignificant change from the first quarter of 2002 to the first quarter 2003. The lease of 6,257.96 acres by the Ranch Trust, a related party, was terminated and the Company executed a new 60-month lease commencing on March 1, 2003 for approximately 6,600 net acres at a rate of $12.00 per acre with an unrelated party; however, the related party will pay the Company the $4.00 difference in the annual rental per acre through fiscal year 2004. For fiscal years through 2004 there will be no significant change in income from rental of this land; thereafter, the Company's ranch lease rental revenues will be reduced by approximately $20,000 annually.


   Contract and Irrigation Services - First quarter contract and irrigation service income was $5,730 in 2002 compared to $3,075 in 2003. Contract mowing services decreased by 50%, and will continue to be a part of the Company's income stream based on need for such services in the local market area. Irrigation services are now billed directly through the farm lease and appear under farmland rental rather than irrigation services.


Costs and Expenses
------------------
   Operating Expenses for first quarter 2003 increased $8,000 or 5%, as compared to first quarter 2002. The increase for 2003 is attributable to an increase in pipeline expenses.

   Pipeline Operating Expenses increased 27% for first quarter 2003 as compared to first quarter 2002 as a result of an increase in compressor fuel costs. Gas usage in fiscal 2002 was 16,892 mmbtu at an avg. price of $2.57 compared to 21,030 mmbtu at an avg. price of $4.16 in 2003. Gas is sold to an independent non-affiliated third party purchaser at a price pegged to the posted price for Houston Ship Channel gas.

   Ranch Operating Expenses increased 53% for first quarter 2003 compared to first quarter 2002. Although the percentage increase is high for this normally quiet period, the total differential is approximately $10,000.

   Farm operating expense decreased 61%, or $35,000, for first quarter 2003 as compared to first quarter 2002. The decrease is due to lower repairs and maintenance of a tractor, lower amounts for levee repair, fertilizer, and the reduction in the costs of operating HAYCO.

   General and Administrative Expenses increased 107%, or $50,000, for first quarter 2003 as compared to first quarter 2002. The increase is primarily due to increased consulting and legal fees due to the costs of taking the Company private incurred during the fiscal year.


   Equity in loss of 50% owned affiliate -The Company's share of loss from its 50% owned affiliate, Trinity Valley Pecan Company for the three months ended January 31, 2003 was approximately $4,500 and in 2002 was $17,000. The Company's financial statements reflect a loss of $18,000 and $282,000 for the three months ended January 31, 2003 and 2002, respectively to the extent of its investment, loan, advances, future commitment, and risk of loss in its 50% owned affiliate. The Company guarantees 50% of Trinity Valley Pecan Company's debt. The other 50% is guaranteed by the Ranch Trust (that has the financial ability To pay its share of Trinity Valley Pecan Company's losses). John R. Parten also personally guaranteed all of this debt.

   Interest Expense - Interest expense for first quarter 2003 as compared to first quarter 2002, increased due to an increase in notes payable.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
After the first quarter of 2003, an independent third party plans to commence drilling one well on Company property. The Company cannot predict whether the well will be successful, but if it is successful, it is possible that revenues could increase.

    The Company signed a new agreement with a non-affiliated Ranch Lease tenant to lease the Company's acreage starting March 1, 2003. It is $12 per net acre and the term of the lease is for sixty (60) months, which is $4.00 per acre lower that the current lease with the Ranch Trust. Under this new lease, the Company's liquidity will not be affected in 2003 because the Ranch Trust will continue to pay its lease obligations. Once the Ranch Trust lease expires in October 2004, however, the Company's revenues will decrease.

   The Company's long term debt (including current maturities) is $662,000 at January 31, 2003 compared to $215,000 at January 31, 2002. A Trinity Valley Pecan note will be renewed in March 2003. The loan is also guaranteed jointly and severally by another related party.

    Net cash provided by our operating activities was $93,000 for the first quarter 2003, compared to $114,000 for first quarter 2002. The decline is primarily due to increased payments to vendors and other third parties as a result of proceeds from the new loan which was obtained in October, 2002.
The costs of the going private transaction will significantly affect cash flow in 2003, but the Company currently believes it will have sufficient cash flow to pay these costs on a timely basis.

   The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($367,000 at January 31, 2003). Additional provisions of $18,000 and $282,000 were recorded in the first quarters 2003 and 2002, respectively, relating to operating advances or additional provisions for guarantees of such debt of Trinity. With new capital and reduced debt, the Company believes that Trinity can amortize its remaining debt and generate an operating profit.


    As of January 31, 2003, the Company's working capital was $203,000. Payment of approximately $12,000 attributable to notes payable and long-term debt is required during the next twelve months. It is not anticipated that dividends will be paid in the near future.

    The Company has no current commitments for any capital expenditures in the future. The Company's source of liquidity is cash received from continuing operations and the borrowing activities described above. If cash from continuing operations is insufficient to fund future capital expenditures the deficit will have to be covered by future borrowings.


ITEM 3. CONTROLS AND PROCEDURES

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


PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                   EXHIBIT INDEX

No.       Description
---       -----------

(3)       Articles of Incorporation and Bylaws (1)

(10.1)    Ranch Lease with Burdette Property Management dated February 2003.

(10.2)    Agricultural Lease with Roy Dyches dated October 2002.

(10.3)    Agricultural Lease with Wayne Dyches dated October 2002.

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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended January 31, 2003.






SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     March 17, 2003                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)



                                          /s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)