Form 10QSB
period 2003-04-30
SEVEN J STOCK FARM INC
filed 2003-06-17
CIK 89177

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 30, 2003

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


                                 (281) 874-2101
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 16, 2003 there were 1,451,000 shares of Seven J Stock Farm, Inc. common stock $1.00 par value outstanding.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.


                      SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                        FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                           APRIL 30,            APRIL 30,
                                      ------------------   ------------------
                                        2003      2002*      2003      2002*
                                      --------  --------   --------  --------


REVENUES
Pipeline operations                   $    179  $    126   $    327  $    245
Net oil and gas royalties                   64        51        118        98
Ranch lease rentals                         47        47         95        95
Farm produce sales                          16        15         29        71
Contract and irrigation service             10         5         13        11
Other revenues                               3         7          3         7
                                      --------  --------   --------  --------
   TOTAL REVENUES                          319       251        585       527

COSTS AND EXPENSES
Operating expenses                         252       130        433       303
General and administrative expenses        104        49        201        96
Depreciation and amortization               43        33         86        77
Equity in loss of 50% owned affiliate       10        53         28        42
Other costs and expenses                     -         1          -         2
Interest expense                            11         2         22         4
Taxes - other than income taxes             12        11         23        20
                                      --------  --------   --------  --------
   TOTAL COSTS AND EXPENSES                432       279        793       544
                                      --------  --------   --------  --------

LOSS BEFORE INCOME TAXES                  (113)      (28)      (208)      (17)

INCOME TAX BENEFIT                           7         2          7         3
                                      --------  --------   --------  --------

NET LOSS                              $   (106) $    (26)  $   (201) $    (14)
                                      ========  ========   ========  ========

NET LOSS PER SHARE -
 BASIC AND DILUTED
 (1,451,000 weighted average shares
  outstanding)                        $   (.07) $   (.02)  $   (.14) $   (.01)
                                      ========  ========   ========  ========

DIVIDENDS PER SHARE                       None      None       None      None



* RESTATED (SEE NOTE 4)

See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                    (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $       165
  Accounts receivable - trade                                             28
  Accounts receivable - related parties                                  177
  Deferred income taxes                                                   20
  Other current assets                                                     1
                                                                 -----------
    TOTAL CURRENT ASSETS                                                 391

PROPERTY AND EQUIPMENT, net                                            1,476

OTHER ASSETS                                                              55
                                                                 -----------

TOTAL ASSETS                                                     $     1,922
                                                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                       $        95
  Accounts payable - related parties                                     104
  Accrued expenses                                                        40
  Accrued taxes other than income taxes                                   23
  Accrued income taxes                                                     5
  Deferred revenues                                                        8
  Note payable                                                             1
  Current maturities of long-term debt                                    36
                                                                 -----------
    TOTAL CURRENT LIABILITIES                                            312

LONG-TERM DEBT                                                           625
DEFERRED INCOME TAXES                                                     39
ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE                         246
DEFERRED REVENUES                                                          3
                                                                 -----------
    TOTAL LIABILITIES                                                  1,225

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share;
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                        1,451
  Accumulated deficit                                                   (754)
                                                                 -----------
    TOTAL SHAREHOLDERS' EQUITY                                           697
                                                                 -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     1,922
                                                                 ===========


See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           FOR THE  SIX
                                                            MONTHS ENDED
                                                              APRIL 30,
                                                      -----------------------
                                                         2003         2002*
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $     (201)   $     (14)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                             86           77
    Deferred income taxes                                    (16)         (21)
    Equity in loss of 50% owned affiliate                     28           42
  Changes in operating assets and liabilities:
      Accounts receivable - trade                            186           68
      Accounts receivable - related parties                  201          (26)
      Other current assets                                     4            2
      Accounts payable - related parties                    (103)          30
      Income taxes payable                                     -           14
      Accounts payable, accrued expenses, and
        deferred revenues                                    (22)        (101)
                                                       ---------   ----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                             163           71

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to 50% owned affiliate                            (28)         (21)
  Purchase of property and equipment                         (37)           -
                                                       ---------   ----------
     NET CASH USED IN INVESTING
      ACTIVITIES                                             (65)         (21)

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and note payable repayments                  (5)         (51)
                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     93           (1)

CASH AND CASH EQUIVALENTS - beginning of period               72           25
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period             $      165   $       24
                                                       =========   ==========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                         $         -   $        4
                                                     ===========   ==========
    Income taxes                                     $         9   $        8
                                                     ===========   ==========


* RESTATED (SEE NOTE 4)


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

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 2003 and the results of their operations and their cash flows for the periods ended April 30, 2003 and 2002. Such adjustments consisted only of normal recurring items, except for the prior period restatements (see Note 4). The results of operations for the periods ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Interim results are subject to year-end adjustments and audit by independent public accountants.

   Certain items and amounts for the prior period have been reclassified to conform to the current period presentation. The reclassifications have no effect on net income.

Recent Accounting Standards

   In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45
(see Note 2).




                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION (continued)

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

   The Company has jointly and severally guaranteed certain bank loans of Trinity Valley Pecan Company, a 50% owned affiliate ("Trinity"). The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $361,000 at April 30, 2003. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning August 2004 through October 2005. The loans are also guaranteed jointly and severally by a related party. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method Of Accounting For Investments In Common Stock", the Company continues to record its share of Trinity's losses even though its investment in Trinity is $0 due to the Company's guarantee of Trinity's debt. The 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related losses in Trinity (SEE NOTE 4).


NOTE 3 - RESTRUCTURING OF AGRICULTURAL OPERATIONS

   During March 2003, the Company signed new lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 8,900 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. The new lease agreements entitle the Company to annual lease rentals ranging from $12 to $60 per net acre with terms ranging from forty-eight (48) to sixty (60) months. The annual lease rental income for each lease is recognized in earnings over the applicable twelve month term specified in each lease agreement. The lease income from the new agricultural leases totaled $13,000 for the six months ended April 30, 2003.

   As a result of the restructuring of the Company's agricultural operations, instead of receiving its share of revenues from agricultural products sold and paying its share of the related expenses, the Company will receive income from the lease of its land to tenant farmers.




                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PRIOR PERIOD ADJUSTMENT

   The accompanying condensed consolidated financial statements for the three and six months ended April 30, 2002 and the three months ended January 31, 2003 have been restated to correct an error in the calculation of equity method losses associated with the Company's investment in and advances to Trinity (SEE
NOTE 2). The effect of such prior period accounting errors resulted in the Following changes:

                          FOR THE THREE      FOR THE SIX        FOR THE THREE
                          MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                          APRIL 30, 2002     APRIL 30, 2002    JANUARY 31, 2003
                          --------------     --------------    ----------------
                        REPORTED RESTATED  REPORTED RESTATED  REPORTED RESTATED
                        -------- --------  -------- --------  -------- --------
                          (in thousands)     (in thousands)     (in thousands)

CONDENSED CONSOLIDATED
 BALANCE SHEET:

  Accrued income taxes
   payable              $   14   $   18    $   14   $   18    $   5    $     5

  Net deferred income
   tax liability             -       59         -       59       23         36

  Accrued loss
   contingency for 50%
   owned affiliate         333      547       333      547      184        246

  Accumulated deficit     (357)    (634)     (357)    (634)    (575)      (648)


CONDENSED CONSOLIDATED
 STATEMENT OF OPERATIONS:

  Equity in loss of 50%
   owned affiliate           4       53       286       42       18         18

  Income (Loss) before
   income taxes             21      (28)     (261)     (17)     (95)       (95)

  Income tax benefit
   (provision)             (18)       2        39        3        -          -

  Net income (loss)     $    3   $  (26)   $ (222)  $  (14)   $ (95)   $   (95)
                        =======  =======   =======  =======   ======   ========

NET INCOME (LOSS) PER
 SHARE - BASIC AND
 DILUTED
 (1,451,000 weighted
  average shares
  outstanding)          $  .01   $ (.02)   $ (.15)  $ (.01)   $(.07)   $  (.07)
                        =======  =======   =======  =======   ======   ========








ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


COMPARISON OF FISCAL QUARTERS ENDING APRIL 30, 2003 and 2002
--------------------------------------------------------------

REVENUES
--------

Pipeline Operations - Pipeline gathering revenue for the 3 months ended April 30, 2003 and 2002 were $179,000 and $126,000 respectively. For the six months ended April 30, 2003 and 2002 pipeline gathering revenue was $327,000 and $245,000, respectively, which represents an increase of 33% from 2002 to 2003. The increase in pipeline gathering revenues in 2003 is attributable to an increase in fuel gas surcharges that was partially offset by the decreased sales volume of 15% for 2003 as compared to 2002. There has been no change in the number of wells connected to the gathering system.

Net Oil and Gas Royalties - Net oil and gas royalties for the three months ended April 30, 2003 increased 25% or $13,000 compared to the three months ended April 30, 2002. For the six months ended April 30, 2003 there was an increase of 20% or $20,000 compared to the six months ended April 30, 2002. Gas production decreased by 38% and 43% for the six months and three months ended April 30, 2003 and 2002, respectively. The increase in net oil and gas royalties for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002 is primarily due to an increase in oil and gas prices. The six month average price for natural gas was $2.64 in 2002 and $5.64 in 2003. The six month average price for oil and condensate was $19.54 in 2002 and $29.57 in 2003.

Farm Produce Sales - Farm produce sales for the six months and three months ended April 30, 2003 and 2002 were $29,000 and $71,000 and $16,000 and $15,000, respectively. The decrease from 2002 to 2003 for the six months ended April 30 is due to the dissolution of the HAYCO operation in the first quarter of 2003. In the past, farm produce sales have consisted of sales of hay (through HAYCO), grain, cotton and pecans. The HAYCO joint venture was dissolved and the equipment will be sold. The Company does not plan on participating in any other share-crop farming of cotton or grain. Instead of share-crop farming, the Company has leased its farmland directly to non-affiliated farmers at the rate of $35 per acre for dry land and $60 per acre for irrigated land. The Company does not consider these operations to be discontinued operations because the Company will continue to receive income from the lease of its land to tenant farmers. The only farm produce sales that will remain will be pecans from the Company's orchard. Commercial pecan sales increased from $1,381 for the six months ended April 30, 2002 to $9,967 for the six months ended April 30, 2003.

Ranch Lease Rentals - Ranch lease rentals consist of a lease of the plant site to Trinity Valley Pecan Company and leases of office space in the Sand Ridge, Texas office to related parties. Ranch lease rentals did not significantly change for the three months and six months ended April 30, 2003 and 2002. The lease of 6,257.96 acres by the Ranch Trust, a related party, was terminated and the Company executed a new 60-month lease commencing on March 1, 2003 for approximately 6,600 net acres at a rate of $12.00 per acre with an unrelated party; however, the related party will pay the Company the $4.00 difference in the annual rental per acre through fiscal year 2004. For fiscal years through 2004 there will be no significant change in income from rental of this land; thereafter, the Company's ranch lease rental revenues will be reduced by approximately $20,000 annually.

Contract and Irrigation Services - Income for contract and irrigation services for the three months ended April 30 were $5,000 for 2002 and $10,000 for 2003. For the six months ended April 30, there was a $2,000 or 18% increase for contract and irrigation service income. Contract mowing services increased by 18%, and will continue to be a part of the Company's income stream based on need for such services in the local market area. Irrigation services are now recognized as part of income from farm leases rather than irrigation services.


Costs and Expenses
------------------

Operating expenses for six months ended April 30, 2003 increased $130,000 or 43%, as compared to the six months ended April 30, 2002. The increase for 2003 is attributable primarily to an increase in pipeline operating expenses.

Pipeline operating expenses increased 67% or approximately $120,000 for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002 as a result of an increase in compressor fuel costs. Gas usage in 2002 was 32,431 mmbtu at an avg. price of $1.59 compared to 41,294 mmbtu at an avg. price of $5.21 in 2003. Gas is sold to an independent non-affiliated third party purchaser at a price indexed to the posted price for Houston Ship Channel gas.

Ranch operating expenses increased 142% or approximately $50,000 for the six months ended April 30, 2003 compared to the six months ended April 30, 2002. The increase is due to repair and maintenance costs on the ranch houses and fence and costs of supplies and tools.

Farm operating expense decreased 48% or approximately $40,000, for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. he decrease is due to lower repair and maintenance costs on a tractor and levee, reduced costs for fertilizer, the reduction in the costs of operating HAYCO and other reduced farming costs due to the Company no longer participating in share-crop farming.

General and administrative expenses increased 112%, or $55,000, for the three months ended April 30, 2003 and increased 109% or $105,000 for the six months ended April 30, 2003 as compared to the three months and six months ended April 30, 2002. The increase is primarily due to increased consulting and legal fees associated with the costs of taking the Company private incurred during the six months ended April 30, 2003.

Equity in loss of 50% owned affiliate -The Company's share of losses from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the six months and three months ended April 30, 2003 and 2002 were approximately $28,000 and $42,000 and $10,000 and $53,000, respectively. The Company's equity in loss of 50% owned affiliate is calculated based on fifty percent of Trinity's net losses of $56,000 and $20,000 and $84,000 and $107,000 for the six and three months ended April 30, 2003 and 2002. The Company and another related party jointly and severally guarantee Trinity Valley Pecan Company's debt. John R. Parten also personally guarantees all of this debt. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $361,000 at April 30, 2003. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning August 2004 through October 2005. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method Of Accounting For Investments In Common Stock", the Company continues to record its share of Trinity's losses even though its investment in Trinity is $0 due to the Company's guarantee of Trinity's debt. The 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related losses in Trinity (SEE PART I. FINANCIAL INFORMATION, NOTE 4). The Company expects to incur additional equity method losses in 2003 of approximately $30,000 from its investment in Trinity based on historical and current financial information provided by Trinity. Additional equity method losses in excess of Trinity's debt jointly and severally guaranteed by the Company will be recognized to the extent that additional investments to or advances are made to Trinity.

Interest Expense - Interest expense for the three months and six months ended April 30, 2003 increased $9,000 and $18,000 as compared to the three and six months ended April 30, 2002. The increase is due to the increase in outstanding long-term debt during the six months ended April 30, 2003 as compared to the six months ended April 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended April 30, 2003, an independent third party drilled a well on the Company's property. The Company has not determined whether the well was successful, but if it was successful, it is possible that revenues could increase.

The Company signed a new agreement with a non-affiliated Ranch Lease tenant to lease the Company's acreage starting March 1, 2003. It is $12 per net acre and the term of the lease is for sixty (60) months, which is $4.00 per acre lower that the current leases with the Ranch Trust. Under this new lease, the Company's liquidity will not be affected in 2003 because the Ranch Trust will continue to pay its lease obligations. Once the Ranch Trust lease expires in October 2004, however, the Company's revenues will decrease.

The Company's long term debt (including current maturities) is approximately $661,000 at April 30, 2003 compared to approximately $193,000 at April 30, 2002.

The Company was able to accelerate collection of its accounts receivable compared to the six months ended April 30, 2002; thereby, generating additional cash flows. The additional cash flows were partially offset by the payment of and corresponding decrease in the Company's accounts payable balance.

The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($361,000 at April 30, 2003).

As of April 30, 2003, the Company's working capital was $79,000. Payment of approximately $37,000 attributable to notes payable and long-term debt is required during the next twelve months. It is not anticipated that dividends will be paid in the near future.

The Company has no current commitments for any capital expenditures in the future. The Company's source of liquidity is cash received from continuing operations and the borrowing activities described above. If cash from continuing operations is insufficient to fund future capital expenditures the deficit will have to be covered by future borrowings.



ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of the Company, including the chief executive officer and chief financial officer, the Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed,summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the chief executive officer and chief financial officer within the last 90 days. Based on such evaluations, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the chief executive officer and chief financial officer.


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


                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended APRIL 30, 2003.





SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 16, 2003                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)



                                          /s/ John R. Parten
                                          ------------------------------------
                                          John R. Parten, President and
                                           Director (Chief Executive Officer)



Certifications:

I, John R. Parten, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seven J Stock Farm, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

                                  /s/ John R. Parten
                                  ------------------
                                  John R. Parten,
                                  Chief Executive Officer and President

I, Robert F. Pratka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Seven J Stock Farm, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

                                  /s/ Robert F. Pratka
                                  -------------------
                                  Robert F. Pratka,
                                  Vice President and Treasurer






Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (12 U.S.C.(S)1350, AS ADOPTED)


Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002
(18 U.S.C. Section 1350, as adopted), John R. Parten the Chief Executive Officer and President of Seven J Stock Farm, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

1. The Company's Quarterly Report on Form 10Q-SB for the period ended April 30, 2003, and to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 16, 2003


/s/ John R. Parten
------------------
John R. Parten
Chief Executive Officer and President



Exhibit 99.2

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (12 U.S.C. (S) 1350, AS ADOPTED)

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002
(18 U.S.C. Section 1350, as adopted), Robert F. Pratka the Vice President and Treasurer of Seven J Stock Farm, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

1. The Company's Quarterly Report on Form 10Q-SB for the period ended April 30, 2003, and to which this Certification is attached as Exhibit 99.2 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 16, 2003


/s/ Robert F. Pratka
--------------------
Robert F. Pratka
Vice President and Treasurer