Form 10KSB/A
period 2002-10-31
SEVEN J STOCK FARM INC
filed 2003-07-01
CIK 89177

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A NO. 1

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended October 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 0-1394

SEVEN J STOCK FARM, INC.
(Name of small business issuer as specified in its charter)

Texas (State of incorporation)	74-1110910 (I.R.S. Employer Identification No.)
16945 Northchase Dr., Suite 1800, Houston, TX (Address of principal executive offices)	77060 (Zip Code)

Issuer's telephone number (281) 874-2101

Securities registered under Section 12(b) of the Exchange Act:
 None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, par value $1.00 a share
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Issuer's revenues for the fiscal year ended October 31, 2002 were $1,374,000.

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

        The principal operations of Seven J Stock Farm, Inc., directly or through its subsidiaries consist of the following:

  •
  Ranch Land Leases

  •
  Farm Land Share Crop Leases

  •
  Oil and Gas Royalty Interests

  •
  Natural Gas Gathering, Compression and Dehydration

  •
  Producing Crops of Pecans and Hay

  •
  Pecan Processing and Seasonal Pecan Gift Pack Sales

  •
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

  •
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

  •
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

  •
  Trinity Valley Pecan Company is a 50% owned subsidiary of the Company engaged in pecan processing and seasonal gift-pack sales. The other 50% owner is the Ranch Trust (see description above). Trinity Valley was formed in 1997. The Company leases to Trinity Valley a plant site (including the land, slab, scale and utilities), pecan store and one employee housing unit at Sand Ridge, Texas.

  •
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

        In addition to these major transactions, the Company shares office space and employees with entities controlled by John R. Parten, as described below in "—Office Space" and "—Employees." John R. Parten personally leases six acres of land from the Company for a residence at Sand Ridge, as described below in "—Other Leases and Miscellaneous Activities."

RANCH LAND LEASES

        The Company's ranch land is leased as follows:

LAND LEASED TO	AREA LEASED	PERCENT OF TOTAL COMPANY LAND
Unrelated parties:
Ranch land lease	1183.72 acres	10.6
Related parties:
Ranch Trust	6257.96 acres	56.2%
Land Lease
John R. Parten,	6 acres	0.1%
Trinity Valley Pecan Company	2 acres	—%

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

FARM LAND SHARE CROP LEASES

        The Company's farm land is leased as follows:

LAND LEASED TO	AREA LEASED	PERCENT OF TOTAL COMPANY Percent
Unrelated parties:
Farm Land Share Crop Leases	2,612 acres	21.6%

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

Category	Total Wells	Producing Wells	Shut Wells	Royalty Calculation
Lease Wells on Seven J land	15	8	7	.084146 of production
Wells on Ft. Trinidad Dexter Unit+	13	11	2	.084146 of all production allocated to Tract 2 of the Unit*
Wells on Ft. Trinidad Upper Glen Rose Unit+	27	14	13	.084146 of all production allocated to Tract 51 of the Upper Glen Rose Unit**

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

MAJOR CUSTOMERS

        Customers comprising 10% or greater of the Company's revenues for the fiscal years ended October 31, 2002 and 2001 are summarized as follows:

        PIPELINE OPERATIONS—Gathering, transportation and compression income is attributable to gas wells partially owned by related parties. All revenues of Madison Pipe Line Co. come from one purchaser who is an independent third party. The rates paid for gathering, transportation and compression, however, are negotiated with and paid by the independent third party who purchases the gas on the open market.

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
	$515	$632

Percentage to total revenues	37%	43.7%

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

        The Company leases office space, pipe yards and employee housing to its affiliates at its facilities at Sand Ridge, Texas and leases office space from an affiliate for its Houston office, as described above in "Description of Business—Office Space." The Company anticipates that leases from the Ranch Trust for office space and employee housing may terminate if the Company is able to find a third party tenant for its ranch lease lands and the Ranch Trust ceases to be the lessee of the Ranch Lease.

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

        None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock, not listed in any established public trading market, is traded over-the-counter under the symbol SEVJ. The quoted average prices of the common shares for the fiscal years ended October 31, 2002 and 2001 are as follows:

	QUOTED AVERAGE PRICE
QUARTER
	2002	2001
First	$2.509	$2.00
Second	3.500	2.20
Third	3.509	3.25
Fourth	3.509	3.25

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table summarizes for the period indicated the percentage increase (decrease) of revenues and costs and expenses as compared to the prior period:

	PERIOD-TO-PERIOD INCREASE (DECREASE) FOR FISCAL YEARS
	2002		2001
REVENUES:
Pipeline operations	$515	(18.5)%	$632	(6.2)%
Net oil and gas royalties	$228	(26)%	$308	(8.1)%
Ranch lease rentals	$199	(3)%	$205	28.9%
Farm produce sales	$393	58%	$248	39.3%
Contract and irrigation services	$39	(19)%	$48	100.0%
Other revenues	$—	(100)%	$5	25.0%
Total revenues	$1,374	(5)%	$1,446	13.8%
COSTS AND EXPENSES:
Operating expenses	$740	(14)%	$860	16.2%
General and administrative expenses	$302	27%	$237	(25.7)%
Depreciation and amortization	$170	(3)%	$176	37.5%
Equity in loss of 50% owned affiliate	$73	(47)%	$139	(55.0)%
Interest expense	$14	(39)%	$23	15.0%
Taxes—other than income taxes	$45	(12)%	$51	6.3%
Total costs and expenses	$1,344	(10)%	$1,486	(5.0)%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$30	175%	$(40)	86.0%
Provision (benefit) for income taxes	$(37)	(629)%	$7	(86.0)%

        The following is a discussion of material changes in the results of operations of the Company.

COMPARISON OF FISCAL YEARS 2002 and 2001

REVENUES

        PIPELINE OPERATIONS—The Company's subsidiary, Madison Pipeline Co. owns a 50% interest in a joint venture called Fort Trinidad Pipeline System. Pipeline gathering revenue for fiscal year 2001 increased 6% as compared to fiscal year 2000. Pipeline gathering revenue for fiscal year 2002 decreased 18.5% as compared to fiscal year 2001. The decrease in pipeline revenue in 2002 is attributable to an application of a fuel gas surcharge for compression. However, total sales volume in 2002 increased 3.84% from 2001 to 2002. The increase in pipeline revenue in 2001 is attributable to greater compression required by the wells serviced by the gathering system. In 2002, approximately 14.7% of Fort Trinidad Pipelines's throughput is attributable to wells on Company property. There has been no change in the number of wells connected to the gathering system.

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

Well Name	Seven J Interest		1998 Gas Vol.	1999 Gas Vol.	2000 Gas Vol.	2001 Gas Vol.	2002 Gas Vol.
Adams, Andrew	NO		0	0	370	12,037	10,823
Bayless, Roscoe	NO		165,761	161,784	163,812	155,373	147,111
Brown, H D	NO		19,992	18,844	12,796	5,680	5,560
Dorrell, Esther	NO		254,253	243,635	190,081	138,616	165,337
Farmers #2	NO		154,106	150,834	96,799	103,588	99,244
Farmers #3	NO		260,974	225,058	197,309	142,121	143,944
Gould, Myra	NO		148,981	126,334	96,853	82,175	68,268
Ivey, Will	NO		447	0	571	1,310	1,441
Ivey-Richardson	NO		42,395	36,671	34,296	27,140	38,939
Moody Cotton #5	NO		0	0	6,079	5,187	4,277
Richardson-Ivey	NO		2,556	6,916	4,756	4,904	3,371
Seven J #14	YES		7,711	9,085	12,212	9,874	7,693
Seven J #15	YES		7,711	15,960	12,212	11,157	9,540
Seven J #20	YES		27,146	24,991	23,794	21,227	14,055
Seven J #30	YES		20,131	14,666	14,911	12,532	7,567
Seven J #33	YES		0	1,059	27,420	35,500	22,065
Seven J #39	YES		10,932	24,657	17,152	14,105	13,539
Seven J #42 & 43	YES	(2)	93,173	53,655	21,047	43,846	50,858
Wakefield #3	NO		32,545	30,282	32,700	35,597	38,014
TOTAL	8		1,248,814	1,144,431	965,170	861,969	851,646

        NET OIL AND GAS ROYALTIES—Net oil and gas royalties for fiscal year 2001 decreased 8% as compared to fiscal year 2000, and decreased 26% in fiscal year 2002 compared to fiscal year 2001. The decrease in 2001 is primarily due to the reduction in oil and gas production. Oil production decreased by 1% and gas production decreased by 8%. In September 2001, there was an increase in the oil field clean up fee from .0333% to .0667%. The decrease in 2002 is primarily due to the reduction in oil and gas production and price. In 2002, oil production decreased by 15% and gas production decreased by 7%. Average price per MCF for natural gas is $5.56 in fiscal 2001 and $3.29 in fiscal year 2002. Average price per barrel for oil and condensates is $22.76 in fiscal 2001 and $21.81 in 2002.

        The table below summarizes the production trend for the Company's royalty interest in the 8 wells and 2 units in which Seven J has an interest:

	1998 Prod.		1999 Prod.		2000 Prod.		2001 Prod.		2002 Prod.
Well	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)	Gas (Mcf)
Seven J #14, #15, #39	2,199	1,530	2,229	4,229	2,227	3,770	2,234	2,838	2,246	2,651
Seven J #20 & #30	659	4,094	541	3,376	523	3,269	490	2,949	408	2,000
Seven J #33	236	0	216	0	2,510	2,159	3,049	2,800	2,031	1,983
Seven J #42 & 43	6,403	5,529	4,551	4,148	2,686	2,682	2,227	3,225	1,764	4,645
Dexter Unit	1,476	0	2,400	0	1,726	0	1,638	0	1,740	0
Upper Glen Rose Unit	234	5,332	225	5,120	212	4,581	196	3,307	146	2,795

        Production volumes typically trend down over time. Prices of oil and gas have been very volatile in the last 10 years. Oil and gas royalty fluctuations are based on both fluctuations in production (which generally trend downward) and commodity prices for oil and gas (which can trend any direction).

        FARM PRODUCE SALES—Farm produce sales consists of the Company's share of cotton, corn, wheat and milo from farm land share crop leases, the Company's 50% share of hay sales by HAYCO and the Company's direct sales of its pecan crop. For the year 2002, of the $393,000 in revenues, $161,000 was derived from sale of hay through HAYCO and $91,000 of that was derived from sales of hay to the Ranch Trust. The remainder of the farm produce sales is attributable to sales from leased lands, with a neglible amount attributable to pecan sales. During the fiscal year ended 2002, 921 acres and 1691 acres were leased to two separate tenant farmers under agricultural leases. Farm produce sales for fiscal year 2001 increased 39% as compared to fiscal year 2000, and a 58% increase in fiscal year 2002 compared to fiscal year 2001. The increase in 2001 was the result of sales of hay by HAYCO, which began in June 2001. Farm produce sales for fiscal year 2002 increased due to cotton sales, hay sales and hay baling operations.

  •
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

	Low	Year	High	Year
Cotton Price	.4159/lb.	2000	.5684/lb.	2001
Milo Price	2.60/Bu.	1999	4.09/Bu.	2001
Corn Price	1.70/Bu.	2000	2.89/Bu.	2002
Cotton Volume	0 per ac.	1998	875.72 lb/ac.	2002
Milo Volume	0 per ac.	2001	85.7 Bu./ac.	1999
Corn Volume	0 per ac.	1998	130 Bu/ac.	1999
Farmland Operating Income	$19,000	2001	$121,000	2002

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

  •
  Reimbursing the Ranch Trust for the Company's 50% share of note payments on the new equipment.

  •
  Ranch Trust local market rates for the use of its existing equipment.

  •
  Paying Ranch Trust the cost for using its labor.

  •
  Paying the Company local market rates for the use of its existing equipment.

  •
  Paying the Company cost for using its labor.

  •
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

  •
  Pecan Sales for fiscal 2002 were $1,381.00.

        RANCH LEASE RENTALS—Ranch Lease rentals consists of rentals for 6257.96 acres of ranch land to a related party and 1183.72 acres of ranch land to an unrelated party at $16.00 per net acre per year, leases of plant site to Trinity Valley Pecan Company and leases of office space in the Sand Ridge, Texas office to related parties. Ranch Lease rentals increased from 2000 to 2001 29% partially due to a lease by affiliated companies for office space in the Sand Ridge, Texas office. Ranch Lease rentals had an insignificant change from fiscal 2001 to fiscal 2002. The Company believes that the lease of 6257.96 acres by the Ranch Trust not be renewed. While the Company has not executed a new lease, it is negotiating with a new tenant at a rate of $12 per acre. If the Company succeeds in this negotiation, the Ranch Trust will pay the $4.00 difference through the term of its lease, so that during 2003, there will be no change in income. Thereafter, the Company's revenues will be reduced.

        CONTRACT AND IRRIGATION SERVICES—Contract and irrigation services for fiscal year 2001 increased 100% as compared to fiscal year 2000, and a 19% decrease in fiscal year 2002 from 2001. This was the result of contract work performed during the years and the farm land share crop leases including the rental of the pivot system for irrigation of the land. The rental of the pivot irrigation system is an annual rental payment from each tenant that is due October each year. Irrigation revenue will be changed in 2003 so that there is not direct irrigation revenue, but there is a higher rental rate paid by the tenant for irrigated land. Contract mowing revenues are anticipated to continue.

COSTS AND EXPENSES

        OPERATING EXPENSES—Operating expenses for the twelve months ended October 31, 2001 increased $120,000 or 16% as compared to the twelve months ended October 31, 2000, and for the 12 months ended for 2002 decreased $120,000 or 14% as compared to fiscal year 2001. The increase for 2001 is attributable to an increase in the expenses for HAYCO including repair and maintenance of the pivot irrigation system, the annual cost of fertilizers, and the operation of the hay equipment. The decrease for 2002 is primarily due to a decrease in pipeline operating expenses.

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

        DEPRECIATION, AMORTIZATION, AND IMPAIRMENT—Depreciation, amortization, and impairment for fiscal year 2001 increased 38% as compared to fiscal year 2000. The increase is attributable to additions of farm equipment, and the pecan orchard irrigation system. Additionally, the pine plantation planted in 1998 was deemed to be impaired (a total loss) due to severe drought conditions experienced during 1998 and 1999. All of the costs associated with the pine plantation totaling approximately $24,000, were written off to impairment. The changes in depreciation and amortization for fiscal year 2002 were insignificant.

        EQUITY IN LOSS OF 50% OWNED AFFILIATE—The October 31, 2002 and 2001 consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related equity method losses in Trinity Valley Pecan Company ("Trinity")(SEE PART I. FINANCIAL INFORMATION, NOTE 16). In the previously reported financial statements, the Company recorded its share of losses in Trinity up to the amount of its investment. On a separate basis, once the investment in Trinity had been written down to zero, the Company quit applying the equity method and accounted for the guarantees separately by expensing on an annual basis the amount the Company estimated would be due pursuant to the guarantees. The restatement ceased the separate evaluation of the investment and the guarantees, and the Company has continued to apply the equity method of accounting and recognition of the losses of Trinity, even though the investment has been reduced to zero, because of the guarantees. The Company, John R. Parten and another related party jointly and severally guarantee certain of Trinity's debt. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 and $933,000 at October 31, 2002 and 2001, respectively. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning March 2003 through October 2004. As a result of recognizing the Company's share of losses from Trinity for the years ended October 31, 2002 and 2001 approximately $73,000 and $139,000, respectively, of losses were recognized in earnings based on Trinity's losses of approximately $146,000 and $277,000 for the years ended October 31, 2002 and 2001, respectively. The decrease in Trinity's net losses from approximately $277,000 in 2001 to $146,000 in 2002 is due to the restructuring of its pecan operations. In 2001, Trinity restructured its pecan operations by discontinuing its wholesale pecan purchases and sales of nuts (except for the quantity needed for its retail sales) and limiting its activities primarily to custom pecan shelling for unrelated third parties and to seasonal retail sales. As part of Trinity's restructuring of its pecan operations, it eliminated all unnecessary labor, which comprises the bulk of its pecan operating expenses.

        INTEREST EXPENSE—Interest expense for fiscal year 2001 increased by 15% as compared to fiscal year 2000. The increase is attributable to an increase in average notes payable outstanding during the year. Interest expense for fiscal year 2002 decreased by 39% as compared to fiscal year 2001. The decrease is attributable to average notes payable outstanding during the year.

        Provision for Income Taxes—Provision for income taxes for fiscal year 2001 decreased 86% as compared to fiscal year 2000. The decrease is attributable to a decrease in deferred tax liabilities. The benefit for income taxes for fiscal year 2002 is primarily the result of a decrease in the current tax liability due to the current deductible depletion attributable to oil and gas royalties. The current deductible depletion is the result of the utilization of the available depletion calculated for income taxes based on the current year and past years income tax depletion calculations.

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

        The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($367,000 at October 31, 2002). The Company invested or advanced approximately $467,000 and $141,000 during the fiscal years ended October 31, 2002 and 2001, respectively, that was used to pay down existing debt and to provide Trinity with working capital. With new capital and reduced debt, the Company believes that Trinity can handle its remaining debt and generate an operating profit.

        As of October 31, 2002, the Company's working capital was $133,000. Payment of approximately $12,000 attributable to notes payable and long-term debt is required during the fiscal year ending October 31, 2003. It is not anticipated that dividends will be paid in the near future.

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

        As disclosed in Note 16 to the consolidated financial statements, the 2002 and 2001 consolidated financial statements have been restated to correct errors in the method of recognizing equity method income (losses) from the investment in the Company's 50% owned affiliate.

/s/ MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
December 17, 2002, except for Note 16, for which the date is June 19, 2003

SEVEN J STOCK FARM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT FOR SHARE DATA)

	OCTOBER 31,
	2002*	2001*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72	$25
Accounts receivable—trade	214	105
Accounts receivable—related parties	255	158
Deferred income taxes	3	17
Other current assets	5	3

TOTAL CURRENT ASSETS	549	308
PROPERTY AND EQUIPMENT, net	1,525	1,689
OTHER ASSETS	55	55

TOTAL ASSETS	$2,129	$2,052

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable—trade	$138	$118
Accounts payable—related parties	207	113
Accrued expenses	49	66
Accrued taxes other than income taxes	—	48
Accrued income taxes	5	4
Note payable	5	—
Current maturities of long-term debt	12	104

TOTAL CURRENT LIABILITIES	416	453
LONG-TERM DEBT	650	140
DEFERRED INCOME TAXES	38	97
ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE	123	526
DEFERRED REVENUES	4	5

TOTAL LIABILITIES	1,231	1,221
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share: authorized 1,500,000 shares; issued and outstanding 1,451,000 shares	1,451	1,451
Accumulated deficit	(553)	(620)

TOTAL SHAREHOLDERS' EQUITY	898	831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,129	$2,052

*
RESTATED (SEE NOTE 16)

See notes to consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT FOR SHARE DATA)

	YEAR ENDED OCTOBER 31,
	2002*	2001*
REVENUES
Pipeline operations	$515	$632
Net oil and gas royalties	228	308
Ranch lease rentals	199	205
Farm produce sales	393	248
Contract and irrigation service	39	48
Other revenues	—	5

TOTAL REVENUES	1,374	1,446
COSTS AND EXPENSES
Operating expenses	740	860
General and administrative expenses	302	237
Depreciation, amortization, and impairment	170	176
Equity in loss of 50% owned affiliate	73	139
Interest expense	14	23
Taxes—other than income taxes	45	51

TOTAL COSTS AND EXPENSES	1,344	1,486

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	30	(40)
INCOME TAX BENEFIT (PROVISION)	37	(7)

NET INCOME (LOSS)	$67	$(47)

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED (1,451,000 weighted—average shares outstanding)	$.05	$(.03)

*
RESTATED (SEE NOTE 16)

See notes to consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

	COMMON STOCK
			ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	SHARES	AMOUNT
Balances at October 31, 2000, as previously reported	$1,451	$1,451	$(121)	$1,330
Prior period adjustment	—	—	(452)	(452)

Balances at October 31, 2000, as restated	1,451	1,451	(573)	878
Net loss*	—	—	(47)	(47)

Balances at October 31, 2001*	1,451	1,451	(620)	831
Net income*	—	—	67	67

Balances at October 31, 2002*	$1,451	$1,451	$(553)	$898

*
RESTATED (SEE NOTE 16)

See notes to consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEAR ENDED OCTOBER 31,
	2002*	2001*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and impairment	170	176
Deferred income taxes	(45)	(3)
Equity in loss of 50% owned affiliate	73	139
Changes in operating assets and liabilities:
Accounts receivable	(206)	(40)
Refundable and accrued income taxes	1	6
Other current assets	(2)	10
Accounts payable, accrued expenses and unearned income	48	44

Net cash provided by operating activities	106	285
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(6)	(27)
Investments in and advances to 50% owned affiliate	(476)	(141)

Net cash used in investing activities	(482)	(168)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt and note payable	616	71
Payment on long-term debt	(193)	(209)

Net cash provided by (used in) financing activities	423	(138)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47	(21)
CASH AND CASH EQUIVALENTS—beginning of year	25	46

CASH AND CASH EQUIVALENTS—end of year	$72	$25

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the year for:
Income taxes	$8	$5

Interest	$14	$26

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment financed by debt	$—	$63

Capital expenditures for other assets financed by debt	$—	$54

*
RESTATED (SEE NOTE 16)

See notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

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

        Preparation of Consolidated Financial Statements—The financial statements include the accounts of Seven J Stock Farm, Inc. and its wholly-owned Subsidiary, Madison Pipe Line Co. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used for investments in affiliates owned between 20% and 50%.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recently Issued Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and interim periods within those years. SFAS 144 replaced SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and other related provisions. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. Management believes that the adoption of the provisions of SFAS 143 and SFAS 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

        Revenue and Expense Recognition—Revenues are reflected in operations when earned and expenses when incurred utilizing the accrual method of accounting.

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

        Property and Equipment—Property and equipment is recorded at cost. The straight-line method of computing depreciation and amortization is used for financial reporting purposes. Maintenance and repairs are included in expenses when incurred. Renewals and betterments which extend the useful life of the equipment are capitalized. At the time properties are retired or otherwise disposed of, the cost of the property and accumulated depreciation are removed from the accounts. The difference between the net book value and the amount received by sale or salvage is included in the results of operations.

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

        Cash and Cash Equivalents—The Company considers all highly liquid investment purchases with an original maturity of three months or less to be cash equivalents.

        Deferred Income Taxes—In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company utilizes the asset and liability approach in computing deferred income taxes. Under the asset and liability approach to accounting for income taxes, a deferred income tax liability, calculated using projected tax rates, is recognized on temporary differences which will result in projected future net taxable amounts. In addition, a deferred income tax asset, calculated using projected tax rates,is recognized on temporary differences which will result in projected future net deductible amounts. The deferred income tax asset is reduced by a valuation allowance based on management's estimate of the amount that will ultimately be realized or deducted in future years.

        Earnings Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. No potentially dilutive common shares were outstanding as of October 31, 2002 and 2001.

        Reclassifications—Certain items and amounts in the October 31, 2001 consolidated financial statements have been reclassified to conform with the October 31, 2002 presentation. The reclassifications have no effect on net income.

NOTE 2—NOTE PAYABLE

	OCTOBER 31,
	2002	2001
	(in thousands)
Installment note with an insurance company of $6,000; principal and interest payable in 9 monthly installments; maturing June 2003; bearing interest at 9.0%.	$5	$—

NOTE 3—LONG-TERM DEBT

        Long-term debt consists of the following:

	OCTOBER 31,
	2002	2001
	(in thousands)
Note payable of $210,000 to a bank; principal and interest payable in equal monthly installments of $8,049 beginning June 2001, maturing October 2003; bearing interest at 1% over prime rate; secured by a deed of trust on the Company's mineral interest, and guaranteed by an officer and shareholder of the Company and another related party; paid in October 2002.	$—	$176
Installment note with a finance company; principal and interest payable in three annual installments; maturing September 2002; interest at 9%; secured by equipment; paid in September 2002.	—	5
Installment note with a finance company; principal and interest payable in five annual installments; maturing August 2006; bearing interest at 6.9%; secured by equipment.	52	63
Note payable of $610,000 to a financial institution; principal payable in annual installments beginning November 2003, maturing November 2018; bearing interest at 6.65%; secured by a deed of trust on various parcels of land, and guaranteed by an officer and shareholder of the Company.	610	—

	662	244
Less current maturities of long-term debt	12	104

	$650	$140

        Maturities of long-term debt are as follows: 2003—$12,000; 2004—$78,000; 2005—$79,000; 2006—$80,000; 2007—$65,000; thereafter—$348,000.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consists of:

	OCTOBER 31,
	2002	2001
	(in thousands)
Buildings and building improvements	$433	$431
Levee, drainage, irrigation, roads, and flood control facilities	508	508
Farm implements, trucks, and tractors	184	184
Fences, corrals, and other equipment	941	937
Gathering system and dehydration facility	886	886
Pecan grove and irrigation system	137	137

	3,089	3,083
Less accumulated depreciation, amortization and impairment	1,885	1,715

	1,204	1,368
Land	321	321

Property and equipment, net	$1,525	$1,689

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

NOTE 5—50% OWNED AFFILIATE

        On July 2, 1998, the Company purchased a 50% interest in Trinity Valley Pecan Company (the "50%-owned affiliate"). Condensed financial statements of the 50%—owned affiliate, are as follows:

	OCTOBER 31,
	2002	2001
	(in thousands)
BALANCE SHEETS
ASSETS
Current assets	$78	$110
Noncurrent assets (primarily property and equipment)	587	630

TOTAL ASSETS	$665	$740

LIABILITIES
Current liabilities	$1,175	$1,298
Noncurrent liabilities	434	1,040
SHAREHOLDERS' EQUITY
Common stock and paid-in capital	1,300	500
Deficit	(2,244)	(2,098)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$665	$740

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
STATEMENTS OF OPERATIONS
Revenues	$275	$271
Costs and expenses	421	548

Loss before provision for income taxes	(146)	(277)

Net loss	$(146)	$(277)

        The Company's investment in its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") at October 31, 2002 and 2001 was $0. The Company's share of Trinity's losses for the years ended October 31, 2002 and 2001 of approximately $73,000 and $139,000, respectively, were recognized in earnings since the Company jointly and severally guarantees bank loans of Trinity (SEE NOTE 6). During fiscal year 2001, Trinity discontinued its wholesale operations; however, it continues its retail and shelling operations.

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

NOTE 6—COMMITMENTS AND CONTINGENCIES

        The Company has jointly and severally guaranteed certain bank loans of Trinity Valley Pecan Company, a 50% owned affiliate ("Trinity"). The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 and $933,000 at October 31, 2002 and 2001, respectively. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning March 2003 through October 2004. The loans are also guaranteed jointly and severally by a related party. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method Of Accounting For Investments In Common Stock", the Company continues to record its share of Trinity's losses even though its investment in Trinity is $0 due to the Company's guarantee of Trinity's debt. The October 31, 2002 and 2001 consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related losses in Trinity (SEE NOTE 16).

NOTE 7—RANCH AND LAND LEASES

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

NOTE 8—AGRICULTURAL LEASES

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

NOTE 9—BUSINESS SEGMENTS

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

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
REVENUES
Agriculture:
Farm produce	$393	$248
Ranch leases	199	205
Contract and irrigation service	39	48
Other	—	5

	631	506
Oil and gas:
Net oil and gas royalties	228	308
Pipeline operations	515	632

	743	940

Total revenues	$1,374	$1,446

OPERATING PROFIT
Agriculture:
Farm produce	$121	$43
Ranch leases	122	111
Contract and irrigation service	32	18
Other	—	5

	275	177
Oil and gas:
Net oil and gas royalties	228	308
Pipeline operations	131	101

	359	409

Total operating profit	634	586
Interest expense	(14)	(23)
Loss from 50% owned affiliate	(73)	(139)
General corporate expenses	(517)	(464)

Income (loss) before provision for income taxes	$30	$(40)

	OCTOBER 31,
	2002	2001
	(in thousands)
IDENTIFIABLE ASSETS
Agriculture	$1,537	$1,578
Oil and gas	343	256
Corporate assets	249	218

Total assets	$2,129	$2,052

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
TOTAL CAPITAL EXPENDITURES
Agriculture	$6	$90
Oil and gas	—	—

Total capital expenditures	$6	$90

DEPRECIATION, AMORTIZATION, AND IMPAIRMENT
Agriculture	$131	$137
Oil and gas	39	39

Total depreciation and amortization	$170	$176

MAJOR CUSTOMERS
Customers comprising 10% or greater of the Company's net revenues are summarized as follows by business segments:
Pipeline operations—Gathering income attributable to gas wells partially owned by related parties	$515	$632

Percentage to total revenues	37%	44%

NOTE 10—RELATED PARTY TRANSACTIONS

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

        The following is a description of significant related party transactions for the fiscal years ended October 31, 2002 and 2001:

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
DESCRIPTION OF RELATED PARTY TRANSACTIONS:
50% share in revenue from gathering systems operated by pipeline company owned by John R. Parten	$515	$632
50% share of operating expenses of gathering systems operated by pipeline company owned by John R. Parten	$384	$531
Net oil and gas royalties from companies owned by a current stockholder and by a company owned by John R. Parten	$228	$308
Ranch lease rentals received from the J.R. Parten Ranch Trust created under the will of J.R. Parten	$100	$100
Farm produce sales received from the J.R. Parten Ranch Trust	$91	$83
Allocated salaries, payroll taxes, office rent, and other operating expenses by the J.R. Parten Ranch Trust	$38	$36
Rental income received from:
Pipeline company owned by John R. Parten	$8	$8
Company owned by John R. Parten	$37	$37
Other related parties	$10	$10
Trinity Valley Pecan Co.	$18	$18

NOTE 11—FEDERAL INCOME TAXES

        Federal taxable income is reported by Seven J Stock Farm, Inc. on the cash basis and by its subsidiary on the accrual basis.

        The benefit (provision) for income taxes consisted of:

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
Current tax expense:
U. S. federal	$(1)	$(4)
U. S. state and other	(7)	(6)

Total current expense	(8)	(10)
Deferred tax benefit (expense):
U. S. federal	44	3
U. S. state and other	1	—

Net deferred tax benefit (expense)	45	3

Total benefit (expense)	$37	$(7)

        The significant items giving rise to the deferred tax assets and (liabilities) are as follows:

	OCTOBER 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Use of cash basis accounting by parent company	$3	$24
Percentage depletion carryover	2	1
Guarantee of 50% affiliate's debt	18	179
Other	4	2

	27	206
Valuation allowance	(18)	(179)
Deferred tax liabilities:
Property and equipment	(44)	(107)

Net deferred tax liabilities	$(35)	$(80)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at October 31, 2002 and 2001 is related to a deferred tax asset on the accrued loss contingency for Trinity. Payments equivalent to the accrued loss contingency for Trinity must be paid by the Company in order to realize the deferred tax asset. Management believes it is more likely than not that these payments will not be made by the Company.

        A reconciliation of the Company's income tax benefit (provision) and the amount computed by applying the statutory Federal income tax rates to earnings before income taxes for the fiscal years ended October 31, 2002 and 2001 is as follows:

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
Computed federal income tax benefit (expense) at statutory rate of 34%	$(10)	$14
Tax benefit of graduated Federal income tax rates	8	11
Percentage depletion attributable to oil and gas royalties	85	17
State income taxes	(7)	(6)
Equity in loss of 50% owned affiliate	(185)	(48)
Use of cash basis by parent company	(21)	—
Income tax credits	2	5
Change in valuation allowance	160	—
Other	5	—

Benefit (provision) for income taxes	$37	$(7)

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

NOTE 12—CONCENTRATIONS OF CREDIT RISK

        The Company maintains cash deposits with banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

        A substantial amount of receivables and revenues are derived from related parties.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 14—SUBSEQUENT EVENT

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

NOTE 15—SUPPLEMENTAL OIL AND GAS INFORMATION—UNAUDITED

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

QUANTITY OF OIL AND GAS RESERVES

	Oil and Condensate (Bbls)	Natural Gas (Mcf)
Total proved reserves at November 1, 2001	22,991	30,607
Revisions to previous estimates	2,234	6,214
Production	(8,335)	(14,075)

Total proved reserves at October 31, 2002	16,890	22,746

Proved developed reserves:
October 31, 2002	16,890	22,746

        The Company's share of oil and condensate and natural gas produced for its royalty interests for the fiscal year ended October 31, 2001 is as follows:

Oil and Condensate (Bbls)	Natural Gas (Mcf)
9,834	15,120

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

	YEAR ENDED OCTOBER 31,
	2002	2001
	(in thousands)
Sales revenues	$228	$308
Production costs	—	—
Exploration expenses	—	—
Depreciation, depletion, and amortization, and valuation provisions	—	—

	228	308
Income tax expense	(22)	(34)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$206	$274

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        The following table reflects the estimated Standardized Measure of Discounted Future Net Cash Flows related to the Company's interest in proved oil and condensate and natural gas reserves as of October 31, 2002:

Future cash inflows	$521,604
Future development costs	—
Future production costs	—

Future net cash inflows before income taxes	521,604
Future income taxes	(50,330)

Future net cash flows	471,274
10% discount factor	(136,036)

Standardized measure of discounted future net cash inflow	$335,238

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

Sales and transfers of oil and condensate and natural gas produced during the period	$(289,682)
Revisions in previous quantity estimates	87,414
Net changes in sales and transfer prices, net of production costs	118,480
Accretion of discount	41,299
Net change in income taxes	27,902

Net change	$(14,587)

NOTE 16—PRIOR PERIOD ADJUSTMENT

        The accompanying consolidated financial statements for the fiscal years ended October 31, 2002 and 2001 have been restated to correct an error in the calculation of equity method losses associated with the Company's investment in and advances to Trinity (SEE NOTE 6). All periods presented herein have been restated. The cumulative effect of the prior period adjustment on the Company's October 31, 2000 accumulated deficit balance resulted in a charge of approximately $452,000 (net of income tax benefits of approximately $36,000). The effect of such prior period accounting errors resulted in the following changes for the fiscal years and for each quarter in the fiscal years ended October 31, 2002 and 2001:

	FOR THE YEAR ENDED OCTOBER 31, 2002		FOR THE YEAR ENDED OCTOBER 31, 2001
	REPORTED	RESTATED	REPORTED	RESTATED
	(in thousands)		(in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts receivable—related parties	$377	$255	$223	$158
Accrued income taxes payable	5	5	—	4
Net deferred income tax liability	23	35	57	80
Accrued loss contingency for 50% owned affiliate	184	123	133	526
Accumulated deficit	(480)	(553)	(135)	(620)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Equity in loss of 50% owned affiliate	469	73	96	139
Income (Loss) before income taxes	(366)	30	3	(40)
Income tax benefit (provision)	21	37	(17)	(7)
Net income (loss)	$(345)	$67	$(14)	$(47)

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED
(1,451,000 weighted average shares outstanding)	$(.24)	$.05	$(.01)	$(.03)

	FOR THE THREE MONTHS ENDED JANUARY 31, 2002		FOR THE THREE MONTHS ENDED JANUARY 31, 2001
	REPORTED	RESTATED	REPORTED	RESTATED
	(in thousands)		(in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts receivable—related parties	$142	$142	$174	$131
Accrued income taxes payable	—	4	—	4
Net deferred income tax liability	—	75	75	104
Accrued loss contingency for 50% owned affiliate	333	498	133	467
Accumulated deficit	(360)	(608)	(110)	(520)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Equity in (income) loss of 50% owned affiliate	282	(12)	—	39
Income (Loss) before income taxes	(282)	12	40	80
Income tax benefit (provision)	57	—	(29)	(27)
Net income (loss)	$(225)	$12	$11	$53

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED
(1,451,000 weighted average shares outstanding)	$(.16)	$.01	$.01	$.04

	FOR THE THREE MONTHS ENDED APRIL 30, 2002		FOR THE THREE MONTHS ENDED APRIL 30, 2001
	REPORTED	RESTATED	REPORTED	RESTATED
	(in thousands)		(in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts receivable—related parties	$184	$184	$184	$90
Accrued income taxes payable	14	18	—	8
Net deferred income tax liability	—	59	51	72
Accrued loss contingency for 50% owned affiliate	333	547	133	538
Accumulated deficit	(357)	(634)	(139)	(667)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Equity in loss of 50% owned affiliate	4	53	—	123
Income (Loss) before income taxes	21	(28)	(53)	(176)
Income tax benefit (provision)	(18)	2	24	29
Net income (loss)	$3	$(26)	$(29)	$(147)

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED
(1,451,000 weighted average shares outstanding)	$.01	$(.02)	$(.02)	$(.10)

	FOR THE THREE MONTHS ENDED JULY 31, 2002		FOR THE THREE MONTHS ENDED JULY 31, 2001
	REPORTED	RESTATED	REPORTED	RESTATED
	(in thousands)		(in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts receivable—related parties	$172	$177	$182	$166
Accrued income taxes payable	—	16	—	11
Net deferred income tax liability	—	13	59	84
Accrued loss contingency for 50% owned affiliate	333	550	133	528
Accumulated deficit	(455)	(696)	(222)	(669)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Equity in (income) loss of 50% owned affiliate	18	16	46	(42)
Income (Loss) before income taxes	(98)	(96)	(74)	14
Income tax benefit (provision)	—	34	(9)	(16)
Net loss	$(98)	$(62)	$(83)	$(2)

NET LOSS PER SHARE—BASIC AND DILUTED
(1,451,000 weighted average shares outstanding)	$(.07)	$(.04)	$(.06)	$(.01)

	FOR THE THREE MONTHS ENDED OCTOBER 31, 2002		FOR THE THREE MONTHS ENDED OCTOBER 31, 2001
	REPORTED	RESTATED	REPORTED	RESTATED
	(in thousands)		(in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts receivable—related parties	$377	$255	$223	$158
Accrued income taxes payable	5	5	—	4
Net deferred income tax liability	23	35	57	80
Accrued loss contingency for 50% owned affiliate	184	123	133	526
Accumulated deficit	(480)	(553)	(135)	(620)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Equity in loss of 50% owned affiliate	165	16	50	19
Income (Loss) before income taxes	(7)	142	90	42
Income tax benefit (provision)	(18)	1	(3)	7
Net income (loss)	$(25)	$143	$87	$49

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED
(1,451,000 weighted average shares outstanding)	$(.02)	$.10	$.06	$.03

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position with the Company; Principal Occupation for the past Five Years(1); Directorships	First Became Director
John R. Parten	54	Director, President and Chairman of the Company (1992-Present); President and Director, Parten Operating, Inc. (an operator of 96 oil and gas wells in Houston County, Texas and surrounding counties) (1); Director, Madison Pipe Line Co. (a wholly-owned subsidiary of the Company engaged in natural gas gathering and compression); Director, Trinity Valley Pecan Company (A 50% subsidiary of the Company engaged in pecan processing and seasonal gift pack sales); Director, Farmers Oil Company (An oil and gas exploration company focused in the East Texas area, John R. Parten is the majority shareholder); Director, Rainbow Pipe Line Company (a natural gas gathering and compression company wholly-owned by John R. Parten); Director, The Parten Foundation (a charitable foundation). Approximately 10% of Mr. Parten's time is spent on the operations of Seven J Stock Farm, Inc.	1973
R. F. Pratka	80	Director, Vice President and Treasurer of the Company (1964-Present) (1); Director, Madison Pipe Line Co.; Director, Trinity Valley Pecan Company; Director, Farmers Oil Company; Director, The Parten Foundation.	1964
William C. Bennett	58	Director of the Company; Banker, President and Banker, President and Director, Madisonville State Bank (A State chartered bank in Madisonville, Texas) (1993-Present) (1); Director and Chairman, Madison St. Joseph Health Center (A local hospital in Madisonville, Texas); Director, Brazos Valley Affordable Housing Corp. (A local low income housing authority); Director and President, Madison County Economic Development Corporation (A local economic development agency).	1998
Patrick J. Moran	52
		President, Moran Resources Company (An oil & gas exploration company with Pat Moran as major shareholder) (1990-Present) (1); Director, Texas Gas Company (An oil & gas exploration company with Pat Moran as major shareholder); Director, Moran Minerals Company (An oil & gas exploration company with Pat Moran as major shareholder); Director, Central Coal & Coke Company (An oil & gas exploration company with Pat Moran as major shareholder); Director, Moran Gas Systems, Inc. (An oil & gas exploration company with Pat Moran as major shareholder).	1997 April 30, 2002
Bruce Franke	56
		Part owner of Franke Interests, (A company that owns working and royalty interests in oil and gas wells in Texas) (1998-Present); Board of Director, Central Natural Resources (A company engaged in oil and gas, real estate holdings, coal reserves and stock equity, located in Kansas City, Missouri) (1997-Present)	May 2002

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

Annual Compensation
Name and Principal Position
	Year	Salary		Bonus		Other
John R. Parten President (Chief Executive Officer)	2001 2000	$-0 -0 -0	- - -	$-0 -0 -0	- - -	$ $ $	12,000 12,000 24,000	(1) (1) (2)
R. F. Pratka Vice President and Treasurer	2002 2001 2000	$-0 -0 -0	- - -	$-0 -0 -0	- - -	$ $ $	-0 1,200 1,200	- (3) (3)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table contains information concerning the persons known by the Company to be the beneficial owners of more than five percent of Common Stock of the Company at the close of business on October 31, 2002:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Common Stock Par value $1	John R. Parten 16945 Northchase Drive Suite 1800 Houston, TX 77060-2151	1,077,425	74.25%

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

        The following table contains information as to the Common Stock of the Company beneficially owned as of October 31, 2002, by all directors, nominees and executive officers as a group:

Name	Title of Class	Amount and Nature of Beneficial Ownership as of October 31, 2002(1)	Percent of Common Stock
John R. Parten Chairman, President and Director	Common Stock Par Value $1	1,077,425	74.25%
R. F. Pratka Vice President, Treasurer and Director	Common Stock Par Value $1	131	—
William C. Bennett Director	Common Stock Par Value $1	142	—
Bruce Franke Director	Common Stock Par Value $1	85	—
All Directors, Nominees and Executive Officers as a Group (four in number)	Common Stock Par Value $1	1,077,783	74.28%

(1)
Based on information furnished by the respective directors and officers. Shares are held individually, unless otherwise noted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As described in more detail above, the Company is involved in certain transactions with related parties.

          1.     The Company has a Ranch Lease with the J.R. Parten Ranch Trust. See Item 1—"Description of Business—Introduction, and—Ranch Land Leases." The Company believes that the rental rate is on terms at least as favorable as it would receive from an unrelated third party. The Ranch Trust is also a 50% owner or venturer in Trinity Valley Pecan Company and HAYCO. The Ranch Trust has purchased farm produce (hay from HAYCO) from the Company's joint venture. The Ranch Trust also leases space from the Company. In 2001, the Ranch Trust also operated on a short term basis a Ranch Lease on lands returned to the Company, while the Company searched for a new tenant.

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

          6.     The Company has arrangements to allocate land use, office salaries, payroll taxes, office rent, and other office expenses agreements with various related entities as described above in "Description of Business—Office Space." It leases space at Sand Ridge, Texas to affiliates, and leases space from an affiliate in the Houston office. Allocations of expenses have been made according to actual usage of the footage under lease. As a result, The Company both pays related parties for rent and overhead expenses and receives income from related parties for rent of facilities.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

No.	Description
(2)	Articles of Incorporation and Bylaws(1)
(10.1)	Material Contract—Ranch Lease—J. R. Parten Ranch Trust dated March 4, 1993(2)
(10.2)	Ranch Lease with J.R. Parten Ranch Trust dated November 1999.(3)
(10.3)	Ranch Lease with Risinger Ranches Corporation dated June 1998.(3)
(10.4)	Ground Lease with John R. & Nancy K. Parten dated December 15, 1997.(3)
(10.5)	Agricultural Lease with Roy Dyches dated 1999.(3)
(10.6)	Agricultural Lease with Wayne Dyches dated 1999.(3)
(10.7)	Oil, Gas and Mineral Lease with Woodley Petroleum Company dated November 30, 1949.(3)
(10.8)	Lease with Trinity Valley Pecan Company dated July 7, 1998.(3)
(10.9)	Fort Trinidad Pipeline Joint Operating Agreement between Rainbow Pipe Line Company and Madison Pipe Line Co. dated December 1996.(3)
(10.10)	Memorandum concerning HAYCO between the Company and J.R. Parten Ranch Trust dated June 1, 2001.(3)
(10.11)	Memorandum concerning office rent to Company affiliates dated October 23, 2000.(3)
(10.12)	Note dated October 28, 2002.(4)
(10.13)	Guarantee executed by John R. Parten in conjunction with the Note dated October 28, 2002.(5)
(22)	Subsidiary of the Registrant.(5)
(23)	Consent of Huddleston & Co., Inc. dated June 27, 2003.
(99.1)	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)
Incorporated by reference, Schedule 13E-3, filed with the Securities and Exchange Commission on November 6, 2002.

(5)
Incorporated by reference to the to Form 10-KSB for the fiscal year ended October 31, 2002 as filed with the Securities and Exchange Commission on January 29, 2003.

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

SEVEN J STOCK FARM, INC.
June 27, 2003	By	/s/ ROBERT F. PRATKA R. F. Pratka, Vice-President and Treasurer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 27, 2003	/s/ JOHN R. PARTEN John R. Parten, President and Director (Chief Executive Officer)
June 27, 2003	/s/ ROBERT F. PRATKA Robert F. Pratka, Vice-President, Treasurer and Director (Chief Financial and Accounting Officer)
June 27, 2003	/s/ WILLIAM C. BENNETT William C. Bennett Director
June 27, 2003	/s/ BRUCE FRANKE Bruce Franke Director

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

Date: June 27, 2003

/s/ JOHN R. PARTEN John R. Parten, Chief Executive Officer and President

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

Date: June 27, 2003

/s/ ROBERT F. PRATKA Robert F. Pratka, Vice President and Treasurer

QuickLinks

PART I
ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEVEN J STOCK FARM, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2002 AND 2001
INDEPENDENT AUDITORS' REPORT
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
  ITEM 9A. EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES
SIGNATURES