Form 10QSB/A
period 2003-01-31
SEVEN J STOCK FARM INC
filed 2003-07-01
CIK 89177

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              FORM 10-QSB / A NO. 1

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        FOR THE TRANSITION PERIOD FROM TO

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

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2003*         2002*
                                                      ----------   ----------
REVENUES
  Pipeline operations                                 $      148   $      119
  Net oil and gas royalties                                   54           47
  Ranch lease rentals                                         48           48
  Farm produce sales                                          13           56
  Contract and irrigation services                             3            6
                                                      ----------   ----------
     TOTAL REVENUES                                          266          276

COSTS AND EXPENSES
  Operating expenses                                         181          173
  General and administrative expenses                         97           47
  Depreciation and amortization                               43           44
  Equity in (income) loss of 50% owned affiliate              18          (12)
  Other costs and expenses                                     -            1
  Interest expense                                            11            2
  Taxes - other than income taxes                             11            9
                                                      ----------   ----------
     TOTAL COSTS AND EXPENSES                                361          264
                                                      ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                            (95)          12
INCOME TAX BENEFIT                                             -            -
                                                      ----------   ----------

NET INCOME (LOSS)                                     $      (95)  $       12
                                                      ==========   ==========

INCOME (LOSS) PER SHARE - Basic and Diluted
 (1,451,000 weighted - average shares outstanding)    $    (0.07)  $     0.01
                                                      ==========   ==========

DIVIDENDS PER SHARE                                         None         None

* RESTATED (SEE NOTE 4)

See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003*
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      145
  Accounts receivable - trade                                              34
  Accounts receivable - related parties                                   198
  Deferred income taxes                                                     3
  Other current assets                                                      3
                                                                   ----------
     TOTAL CURRENT ASSETS                                                 383

PROPERTY AND EQUIPMENT, net                                             1,482

OTHER ASSETS                                                               55
                                                                   ----------

TOTAL ASSETS                                                       $    1,920
                                                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                         $       79
  Accounts payable - related parties                                       56
  Accrued expenses                                                         12
  Accrued taxes other than income taxes                                    11
  Accrued income taxes                                                      5
  Note payable                                                              3
  Current maturities of long-term debt                                     12
                                                                   ----------
     TOTAL CURRENT LIABILITIES                                            178

LONG-TERM DEBT                                                            650
DEFERRED INCOME TAXES                                                      39
ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE                          246
DEFERRED REVENUES                                                           4
                                                                   ----------
     TOTAL LIABILITIES                                                  1,117

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share;
   authorized 1,500,000 shares; issued and
   outstanding 1,451,000 shares                                         1,451
  Accumulated deficit                                                    (648)
                                                                   ----------
     TOTAL SHAREHOLDERS' EQUITY                                           803
                                                                   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    1,920
                                                                   ==========

 *   RESTATED (SEE NOTE 4)

          See notes to the condensed consolidated financial statements.

                     SEVEN J STOCK FARM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         2003*         2002*
                                                      ----------   ----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $      (95)   $      12
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                             43           44
    Deferred income taxes                                      1           (5)
    Equity in (income) loss of 50% owned affiliate            18          (12)
  Changes in operating assets and liabilities:
      Accounts receivable - trade                            180           68
      Accounts receivable - related parties                  180           20
      Other current assets                                     2            -
      Accounts payable, accrued expenses, and
        deferred revenues                                   (236)         (79)
                                                      ----------   ----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                              93           48

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to 50% owned affiliate                            (18)         (16)

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt and note payable repayments                  (2)         (29)
                                                      ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     73            3

CASH AND CASH EQUIVALENTS - beginning of period               72           25
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - end of period             $      145   $       28
                                                      ==========   ==========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the period for:
    Interest                                          $        -   $        2
                                                      ==========   ==========

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. We adopted SFAS 144 on November 1, 2002. The adoption of SFAS 144 had no impact on the Company's condensed consolidated financial statements during the first quarter of fiscal 2003.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company has jointly and severally guaranteed certain bank loans of Trinity Valley Pecan Company, a 50% owned affiliate ("Trinity"). The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 at January 31, 2003. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning March 2003 through October 2004. The loans are also guaranteed jointly and severally by a related party. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method Of Accounting For Investments In Common Stock", the Company continues to record its share of Trinity's losses even though its investment in Trinity is $0 due to the Company's guarantee of Trinity's debt. The January 31, 2003 and 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related losses in Trinity (SEE NOTE 4).

NOTE 3 - RESTRUCTURING OF AGRICULTURAL OPERATIONS

During March 2003, the Company signed new lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 8,900 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. The new lease agreements entitle the Company to annual lease rentals ranging from $12 to $60 per net acre with terms ranging from forty-eight (48) to sixty (60) months. The annual lease rental income for each lease will be recognized in earnings over the applicable twelve month term specified in each lease agreement.

As a result of the restructuring of the Company's agricultural operations, instead of receiving its share of revenues from agricultural products sold and paying its share of the related expenses, the Company will receive income from the lease of its land to tenant farmers.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

The accompanying condensed consolidated financial statements for the three months ended January 31, 2003 and 2002 have been restated to correct an error in the calculation of equity method losses associated with the Company's investment in and advances to Trinity (SEE NOTE 2). The effect of such prior period accounting errors resulted in the Following changes:

                                       FOR THE THREE                     FOR THE THREE
                                        MONTHS ENDED                      MONTHS ENDED
                                      JANUARY 31, 2002                  JANUARY 31, 2003
                                       --------------                   ----------------
                                      REPORTED RESTATED                 REPORTED RESTATED
                                      -------- --------                 -------- --------
                                       (in thousands)                    (in thousands)
CONDENSED CONSOLIDATED

 BALANCE SHEET:

  Accrued income taxes
   payable                       $        -    $        4          $        5    $        5

  Net deferred income
   tax liability                          -            75                  23            36

  Accrued loss
   contingency for 50%
   owned affiliate                      333           498                 184           246

  Accumulated deficit                  (360)         (608)               (575)         (648)

CONDENSED CONSOLIDATED
 STATEMENT OF OPERATIONS:

  Equity in (income)
   loss of 50%
   owned affiliate                      282           (12)                 18            18

  Income (Loss) before
   income taxes                        (282)           12                 (95)          (95)

  Income tax benefit                     57             -                   -             -

  Net income (loss)              $     (225)   $       12          $      (95)   $      (95)
                                 ==========    ==========          ==========    ==========

NET INCOME (LOSS) PER
 SHARE - BASIC AND
 DILUTED
 (1,451,000 weighted
  average shares
  outstanding)                   $    (.16)    $      .01          $     (.07)   $     (.07)
                                 ==========    ==========          ==========    ==========

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

Equity in (income) loss of 50% owned affiliate -The Company's share of (income) loss from its 50% owned affiliate, Trinity Valley Pecan Company ("Trinity") for the three months ended January 31, 2003 and 2002 were approximately $18,000 and $(12,000), respectively, to the extent of its investment, loan, advances, future commitment, and risk of loss in its 50% owned affiliate. The Company's equity in (income) loss of 50% owned affiliate is calculated based on fifty percent of Trinity's net (income) losses of approximately $36,000 and $(24,000) for the three months ended January 31, 2003 and 2002, respectively. The Company and another related party jointly and severally guarantee Trinity Valley Pecan Company's debt. John R. Parten also personally guarantees all of this debt. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $367,000 and $940,000 at January 31, 2003 and 2002, respectively. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning March 2003 through October 2004. In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method Of Accounting For Investments In Common Stock", the Company continues to record its share of Trinity's losses even though its investment in Trinity is $0 due to the Company's guarantee of Trinity's debt. The January 31, 2003 and 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company's investment and related losses in Trinity (SEE PART I. FINANCIAL INFORMATION, NOTE 4). The Company expects to incur additional equity method losses in 2003 of approximately $40,000 from its investment in Trinity based on historical and current financial information provided by Trinity. Additional equity method losses in excess of Trinity's debt jointly and severally guaranteed by the Company will be recognized to the extent that additional investments to or advances are made to Trinity.

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

Net cash provided by our operating activities was $93,000 for the first quarter 2003, compared to $48,000 for first quarter 2002. The Company was able to accelerate collection of its accounts receivable compared to the three months ended January 31, 2002; thereby, generating additional cash flows. The additional cash flows were partially offset by the payment of and corresponding decrease in the Company's accounts payable balance. The costs of the going private transaction will significantly affect cash flow in 2003, but the Company currently believes it will have sufficient cash flow to pay these costs on a timely basis.

The Company's liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company's debt ($367,000 at January 31, 2003). Additional equity method (income) losses of $18,000 and $(12,000) were recorded in the first quarters of 2003 and 2002, respectively. With new capital and reduced debt, the Company believes that Trinity can amortize its remaining debt and generate an operating profit.

As of January 31, 2003, the Company's working capital was $205,000. Payment of approximately $12,000 attributable to notes payable and long-term debt is required during the next twelve months. It is not anticipated that dividends will be paid in the near future.

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

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

No.       Description
---       -----------

(3)       Articles of Incorporation and Bylaws (1)

(10.1)    Ranch Lease with Burdette Property Management dated February 2003. (2)

(10.2)    Agricultural Lease with Roy Dyches dated October 2002. (2)

(10.3)    Agricultural Lease with Wayne Dyches dated October 2002. (2)

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

(2) Filed with the Securities and Exchange Commission on March 17, 2003 with Form 10-QSB for the period ended January 31,2003.

                               REPORTS ON FORM 8-K

No reports on Form 8-K have been filed for the quarter ended January 31,


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     June 27, 2003                        SEVEN J STOCK FARM, INC.
                                                      (Registrant)


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