Form 10QSB
period 2003-07-31
SEVEN J STOCK FARM INC
filed 2003-09-15
CIK 89177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-1394

SEVEN J STOCK FARM, INC.

(Exact name of small business issuer as specified in its charter)

Texas	74-1110910
(State of incorporation)	(I.R.S. Employer Identification No.)

16945 Northchase Dr., Suite 1800 Houston, TX 77060
(Address of principal executive offices)

(281) 874-2101
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of September 15, 2003 there were 1,451,000 shares of Seven J Stock Farm, Inc.
common stock $1.00 par value outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JULY 31,		FOR THE NINE MONTHS ENDED JULY 31,
	2003	2002*	2003	2002*

REVENUES
Pipeline operations	$152	$139	$479	$384
Net oil and gas royalties	40	61	158	159
Ranch lease rentals	70	56	165	151
Farm produce sales	—	17	29	88
Contract and irrigation service	16	24	29	35
Other revenues	—	—	3	1
TOTAL REVENUES	278	297	863	818

COSTS AND EXPENSES
Operating expenses	206	253	639	556
General and administrative expenses	134	68	335	164
Depreciation and amortization	37	34	123	111
Equity in loss of 50% owned affiliate	17	16	45	57
Other costs and expenses	3	4	3	—
Interest expense	12	2	34	6
Taxes—other than income taxes	12	16	35	36
TOTAL COSTS AND EXPENSES	421	393	1,214	930

LOSS BEFORE INCOME TAXES	(143)	(96)	(351)	(112)

INCOME TAX BENEFIT	17	34	24	36

NET LOSS	$(126)	$(62)	$(327)	$(76)

NET LOSS PER SHARE—
BASIC AND DILUTED (1,451,000 weighted average shares outstanding)	$(.09)	$(.04)	$(.23)	$(.05)

DIVIDENDS PER SHARE	None	None	None	None

* RESTATED (SEE NOTE 4)

See notes to the condensed consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2003
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$129
Accounts receivable—trade	24
Accounts receivable—related parties	159
Deferred income taxes	34
Other current assets	1
TOTAL CURRENT ASSETS	347

PROPERTY AND EQUIPMENT, net	1,440

OTHER ASSETS	55

TOTAL ASSETS	$1,842

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable—trade	$89
Accounts payable—related parties	89
Accrued expenses	32
Accrued taxes other than income taxes	36
Accrued income taxes	5
Deferred revenues	90
Current maturities of long-term debt	25
TOTAL CURRENT LIABILITIES	366

LONG-TERM DEBT	625
DEFERRED INCOME TAXES	33
ACCRUED LOSS CONTINGENCY FOR 50% OWNED AFFILIATE	247
TOTAL LIABILITIES	1,271

SHAREHOLDERS’ EQUITY
Common stock, par value $1 per share; authorized 1,500,000 shares; issued and outstanding 1,451,000 shares	1,451
Accumulated deficit	(880)
TOTAL SHAREHOLDERS’ EQUITY	571

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,842

See notes to the condensed consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JULY 31,
	2003	2002*
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(327)	$(76)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123	111
Deferred income taxes	(36)	(67)
Equity in loss of 50% owned affiliate	45	57
Changes in operating assets and liabilities:
Accounts receivable—trade	190	87
Accounts receivable—related parties	96	(19)
Other current assets	4	—
Accounts payable - related parties	(118)	85
Income taxes payable	—	12
Accounts payable, accrued expenses, and deferred revenues	56	(69)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33	121

CASH FLOWS FROM INVESTING ACTIVITIES
Payments from (advances to) 50% owned affiliate	78	(33)
Purchase of property and equipment	(37)	(5)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41	(38)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt and note payable repayments	(17)	(88)

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	57	(5)

CASH AND CASH EQUIVALENTS—beginning of period	72	25

CASH AND CASH EQUIVALENTS—end of period	$129	$20

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
Interest	$4	$6
State income taxes	$9	$8

* RESTATED (SEE NOTE 4)

See notes to the condensed consolidated financial statements.

SEVEN J STOCK FARM, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of Seven J Stock Farm, Inc. and its wholly owned subsidiary, Madison Pipe Line Company, collectively referred to as the “Company”.

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s 2002 Annual Report to Shareholders.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 31, 2003 and the results of their operations and their cash flows for the periods ended July 31, 2003 and 2002. Such adjustments consisted only of normal recurring items, except for the prior period restatements (see Note 4). The results of operations for the periods ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Interim results are subject to year-end adjustments and audit by independent public accountants.

Certain items and amounts for the prior period have been reclassified to conform to the current period presentation. The reclassifications, other than the restatement adjustments (see NOTE 4), have no effect on net income.

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note 2).

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of identifying and evaluating whether there are any variable interest entities that must be consolidated and has not determined the effects of adopting the requirements of FIN No. 46 on its financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company has jointly and severally guaranteed certain bank loans of Trinity Valley Pecan Company (“Trinity”), a 50% owned affiliate. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $358,000 at July 31, 2003. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning August 2004 through October 2005. The loans are also guaranteed jointly and severally by a related party. In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method Of Accounting For Investments In Common Stock”, the Company continues to record its share of Trinity’s losses even though its investment in Trinity is $0 due to the Company’s guarantee of Trinity’s debt. The 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company’s investment and related losses in Trinity (SEE NOTE 4).

NOTE 3 - RESTRUCTURING OF AGRICULTURAL OPERATIONS

During 2003, the Company signed new lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 10,000 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. The new lease agreements entitle the Company to annual lease rentals ranging from $12 to $60 per net acre with terms ranging from forty-eight (48) to sixty (60) months. The annual lease rental income for each lease is recognized in earnings over the applicable twelve month term specified in each lease agreement. The lease income from the new agricultural leases totaled approximately $57,000 for the nine months ended July 31, 2003.

As a result of the restructuring of the Company’s agricultural operations, instead of receiving its share of revenues from agricultural products sold and paying its share of the related expenses, the Company will receive income from the lease of its land to tenant farmers.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

The accompanying condensed consolidated financial statements for the three and nine months ended July 31, 2002 have been restated to correct an error in the calculation of equity method losses associated with the Company’s investment in and advances to Trinity (SEE NOTE 2). The effect of such prior period accounting errors resulted in the Following changes:

	FOR THE THREE MONTHS ENDED JULY 31, 2002		FOR THE NINE MONTHS ENDED JULY 31, 2002
	REPORTED	RESTATED	REPORTED	RESTATED

CONDENSED CONSOLIDATED

BALANCE SHEET:

Accounts receivable—related parties	$172	$177	$172	$177

Accrued income taxes payable	—	16	—	16

Net deferred income tax liability	—	13	—	13

Accrued loss contingency for 50% owned affiliate	333	550	333	550

Accumulated deficit	(455)	(696)	(455)	(696)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Equity in loss of 50% owned affiliate	18	16	304	57

Loss before income taxes	(98)	(96)	(369)	(112)

Income tax benefit	—	34	49	36

Net loss	$(98)	$(62)	$(320)	$(76)

NET LOSS PER SHARE—BASIC AND DILUTED (1,451,000 weighted average shares outstanding)	$(.07)	$(.04)	$(.22)	$(.05)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

REVENUES

Pipeline Operations - Pipeline gathering revenue for the three months ended July 31, 2003 and 2002 was $152,000 and $139,000, respectively. For the nine months ended July 31, 2003 and 2002 pipeline gathering revenue was $479,000 and $384,000, respectively, which represents an increase of 25% from 2002 to 2003.  The increase in pipeline gathering revenues in 2003 is attributable to an increase in fuel gas surcharges that was partially offset by the decreased sales volume of 17% for 2003 as compared to 2002.  There has been no change in the number of wells connected to the gathering system.

Net Oil and Gas Royalties - Net oil and gas royalties for the three months ended July 31, 2003 were $40,000 and $61,000 in 2002 which decreased 34% or $21,000 compared to the three months ended July 31, 2002.  For the nine months ended July 31, 2003 there was a decrease of $1,000 compared to the nine months ended July 31, 2002.  Gas production decreased by 11% for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002.  Oil production decreased 19% for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002.  The decrease in oil and gas royalties for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002 is primarily due to the aforementioned decrease in gas and oil production but was partially offset by an increase in oil and gas prices. The nine month average price per mcf for natural gas was $3.01 in 2002 and $6.30 in 2003. The nine month average price per barrel for oil and condensate was $21.42 in 2002 and $29.17 in 2003.

Farm Produce Sales - Farm produce sales for the nine months and three months ended July 31, 2003 and 2002 were $29,000 and $88,000 and $0 and $17,000, respectively.  The decrease from 2002 to 2003 for the nine months ended July 31 results from the Company signing new lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 10,000 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. The new lease agreements entitle the Company to annual lease rentals ranging from $12 to $60 per net acre with terms ranging from forty-eight (48) to sixty (60) months. The lease income from the new lease agreements is included in ranch lease rental revenue. As a result of the restructuring of the Company’s agricultural operations, instead of receiving its share of revenues from agricultural products sold and paying its share of the related expenses, the Company will receive income from the lease of its land to tenant farmers. The Company does not plan on participating in any other share-crop farming. The only farm produce sales that will remain will be pecans from the Company’s orchard. Commercial pecan sales increased from $1,381 for the nine months ended July 31, 2002 to $9,967 for the nine months ended July 31, 2003.

Ranch Lease Rentals - Ranch lease rentals consist of a lease of the plant site to Trinity Valley Pecan Company, leases of office space in the Sand Ridge, Texas office to related parties, and  lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 10,000 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. Ranch lease rentals increased in the three months ended July 31, 2003 by $14,000 or 9%.  The increase is due to the Company signing the aforementioned new lease agreements with non-affiliated farm and ranch lease tenants to lease approximately 10,000 acres of land previously leased on a share-crop basis and used in the production of agricultural products and in the HAYCO joint venture. The new lease agreements entitle the Company to annual lease rentals ranging from $12 to $60 per net acre with terms ranging from forty-eight (48) to sixty (60) months. In conjunction with the new lease agreements, a lease of 6,257.96 acres by the Ranch Trust, a related party, was terminated; however, the related party will pay the Company $4.00 of annual rental per acre through fiscal year 2004.

Contract and Irrigation Services - Income for contract and irrigation services for the three months ended July 31 were $24,000 for 2002 and $16,000 for 2003. For the nine months ended July 31, there was a $6,000 or 17% decrease for contract and irrigation service income due to the decrease in demand for contract mowing and irrigation services.  Some irrigation services are included in the ranch lease rentals, described above.  Contract services will continue to be a part of the Company’s income stream based on need for such services in the local market area.

Costs and Expenses

Operating expenses for the nine months ended July 31, 2003 increased $83,000 or 15%, as compared to the nine months ended July 31, 2002. Operating expenses for the three months ended July 31, 2003 decreased $47,000 or 19%, as compared to the three months ended July 31, 2002. The increase for the nine months ended July 31, 2003 compared to the similar period of 2002 is attributable primarily to an increase in pipeline operating expenses and ranch operating expenses and offset partially by a decrease in farm operating expenses.

Pipeline operating expenses increased 57% or approximately $160,000 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002 as a result of an increase in compressor fuel costs. For the three months ended July 31, 2003 as compared to the three months ended July 31, 2002, pipeline operating expenses increased 38% or approximately $37,000. The 2003 increase is a result of an increase in compressor fuel costs. Gas usage in 2002 was 74,850 mmbtu at an avg. price of $2.00 compared to 61,446 mmbtu at an avg. price of $5.22 in 2003.

Ranch operating expenses increased 139% or approximately $82,000 for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002. For the three months ended July 31, 2003 as compared to the three months ended July 31, 2002 ranch operating expenses increased 140% or approximately $32,000. The 2003 increase is due to repair and maintenance costs on the ranch houses and fence and costs of supplies and tools.

Farm operating expense decreased 72% or approximately $152,000, for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. For the three months ended July 31, 2003 as compared to the three months ended July 31, 2002 farm operating expenses decreased 87% or approximately $112,000. The 2003 decrease is due to lower repair and maintenance costs on a tractor and levee, reduced costs for fertilizer, the reduction in the costs of operating HAYCO and other reduced farming costs due to the Company no longer participating in share-crop farming.

General and administrative expenses increased 104%, or $171,000, for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. For the three months ended July 31, 2003 as compared to the three months ended July 31, 2002 general and administrative expenses increased 97% or approximately $66,000. The 2003 increase is primarily due to increased consulting and legal fees associated with the costs of taking the Company private incurred during the nine months ended July 31, 2003.

Equity in loss of 50% owned affiliate - The Company’s share of losses from its 50% owned affiliate, Trinity Valley Pecan Company (“Trinity”) for the nine months and three months ended July 31, 2003 and 2002 were approximately $45,000 and $57,000 and $17,000 and $16,000, respectively. The Company’s equity in loss of 50% owned affiliate is calculated based on fifty percent of  Trinity’s  net losses of  $90,000 and $114,000 and $34,000 and $32,000 for the nine and three months ended July 31, 2003 and 2002. The Company and another related party jointly and severally guarantee Trinity Valley Pecan Company’s debt. John R. Parten also personally guarantees all of this debt. The guaranteed loans include a plant construction loan and working capital lines-of-credit with principal balances totaling approximately $358,000 at July 31, 2003. The loans bear interest at rates ranging from 7.95% to 9.50% and mature beginning August 2004 through October 2005. In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method Of Accounting For Investments In Common Stock”, the Company continues to record its share of Trinity’s losses even though its investment in Trinity is $0 due to the Company’s guarantee of Trinity’s debt. The 2002 condensed consolidated financial statements have been restated to correct an error in the calculation of the Company’s investment and related losses in Trinity (SEE PART I. FINANCIAL INFORMATION, NOTE 4). The Company expects to incur additional equity method losses in 2003 of approximately $15,000 from its investment in Trinity based on historical and current financial information provided by Trinity. Additional equity method losses in excess of Trinity’s debt jointly and severally guaranteed by the Company will be recognized to the extent that additional investments to or advances are made to Trinity.

Interest Expense - Interest expense for the nine months and three months ended July 31, 2003 increased $28,000 and $10,000 as compared to the nine and three months ended July 31, 2002. The increase is due to the increase in outstanding long-term debt during the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended July 31, 2003, an independent third party drilled a well on the Company’s property.  The Company has determined that the well was not successful.

The Company signed a new agreement with a non-affiliated Ranch Lease tenant to lease the Company’s acreage starting March 1, 2003. It is $12 per net acre and the term of the lease is for sixty (60) months, which is $4.00 per acre lower that the current leases with the Ranch Trust. Effective August 1, 2003 the Company signed an amendment to the aforementioned lease adding additional acreage to the original lease. The rate per net acre on the additional acreage is $16. Under this new lease, the Company’s liquidity will not be affected in 2003 because the Ranch Trust will continue to pay its lease obligations. Once the Ranch Trust lease expires in October 2004, however, the Company’s revenues will decrease.

The Company’s long term debt (including current maturities) is approximately $650,000 at July 31, 2003 compared to approximately $156,000 at July 31, 2002.

Net cash provided by operating activities was $33,000 for the nine months ended July 31, 2003 compared to $121,000 for the nine months ended July 31, 2002. The reduction in cash flow is due primarily to the payment of expenses associated with the going private transaction. The Company anticipates it will use its current cash reserve to complete the going private transaction.

The Company’s liquidity could be adversely affected due to losses from and loan guarantees for Trinity Valley Pecan Company, a 50% owned affiliate. Both the Company, the Ranch Trust and John R. Parten guarantee a portion of Trinity Valley Pecan Company’s debt ($358,000 at July 31, 2003).

As of July 31, 2003, the Company’s working capital deficit was $19,000. Payment of approximately $25,000 attributable to long-term debt is required during the next twelve months. It is not anticipated that dividends will be paid in the near future.

The Company has no current commitments for any capital expenditures in the future.  The going private transaction will use a significant portion of the cash available. The Company’s source of liquidity is cash received from continuing operations and the borrowing activities described above. If cash from continuing operations is insufficient to fund future operations and capital expenditures the deficit will have to be covered by future borrowings, or sales of assets; however, there can be no assurance that the Company will be able to secure such borrowings or sell assets at terms acceptable to the Company, if at all.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

EXHIBIT INDEX

Exhibit No.		Description

3(i)	[1]	Articles of Incorporation.

3(ii)	[1]	Bylaws.

31.1	*	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer.

31.2	*	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer.

32.1	*	Certification pursuant to Section 1350 by Chief Executive Officer.

32.2	*	Certification pursuant to Section 1350 by Chief Financial Officer.

[1]	Previously filed with Exhibit D to the Company’s Registration Statement on Form 10 filed June 3, 1965.

*	Filed herewith.

(b) No Reports on Form 8-K were filed during the quarter ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 15, 2003	SEVEN J STOCK FARM, INC.
(Registrant)

		/s/	John R. Parten
John R. Parten, President and Director (Chief Executive Officer)